Form 10-Q
period 1995-09-30
ML FUTURES INVESTMENTS LP
filed 1995-11-14
CIK 835666

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-17543

                          ML FUTURES INVESTMENTS L.P.
                (formerly The Tudor Prime Advisors Fund L. P.)
                ---------------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

             Delaware                                      13-3590615
------------------------------------                   -------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

                   c/o Merrill Lynch Investment Partners Inc.
                 (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
             -----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-4161
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No_____
                                              -----

                        This document contains 15 pages.
      There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                 (formely The Tudor Prime Advisors Fund L.P.)
                  ------------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                          September 30,    December 31,
                                                1995            1994
                                          -------------    ------------
ASSETS
------
Equity in commodity futures trading
 accounts:
    Cash and options at market               $28,027,886     $27,729,669
    Net unrealized profit on open                214,376       2,091,991
     contracts
Accrued interest                                 137,591         121,266
                                           -------------   -------------

                TOTAL                        $28,379,853     $29,942,926
                                           =============   =============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                      $   339,407     $   242,459
    New profit share payable (Note 3)              6,000         150,000
    Brokerage commissions payable (Note          236,494         249,518
     2)
                                           -------------   -------------

            Total liabilities                    581,901         641,977
                                           -------------   -------------

PARTNERS' CAPITAL: (Note 1)
    General Partner (2,027 and 2,027             378,200         353,061
     units)
    Limited Partners (146,955 and             27,419,752      28,947,888
     166,191 units)
                                           -------------   -------------

            Total partners' capital           27,797,952      29,300,949
                                           -------------   -------------

                TOTAL                        $28,379,853     $29,942,926
                                           =============   =============

NET ASSET VALUE PER UNIT                         $186.59         $174.18
                                             ===========     ===========

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                  (formely The Tudor Prime Advisors Fund L.P.)
                   ------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                         For the three    For the three    For the nine     For the nine
                                          months ended    months ended     months ended     months ended
                                         September 30,    September 30,    September 30,    September 30,
                                              1995            1994             1995             1994
                                         -------------    -------------    -------------    -------------
REVENUES:
    Trading (loss) profits:
        Realized                          $  (910,654)     $   740,402      $ 5,525,846      $ 4,385,467
        Change in unrealized                 (257,800)      (1,691,274)      (1,877,615)      (1,910,374)
                                        -------------    -------------    -------------    -------------

            Total trading results          (1,168,454)        (950,872)       3,648,231        2,475,093
                                        -------------    -------------    -------------    -------------

    Interest income (Note 2)                  359,940          280,954        1,105,943          685,970
                                        -------------    -------------    -------------    -------------

            Total revenues                   (808,514)        (669,918)       4,754,174        3,161,063
                                        -------------    -------------    -------------    -------------

EXPENSES:
    Allocation of new trading profit
        share to trading advisors               6,000                -          412,897          589,861
    Brokerage commissions (Note 2)            729,812          750,801        2,252,140        2,274,626
                                        -------------    -------------    -------------    -------------

            Total expenses                    735,812          750,801        2,665,037        2,864,487
                                        -------------    -------------    -------------    -------------

NET (LOSS) INCOME                         $(1,544,326)     $(1,420,719)     $ 2,089,137      $   296,576
                                        =============    =============    =============    =============

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding (Note 4)                  153,065          174,630          159,692          179,752
                                          ===========      ===========      ===========      ===========
    Weighted average net (loss) income
        per unit                              $(10.09)          $(8.14)          $13.08            $1.65
                                          ===========      ===========      ===========      ===========

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                  (formely The Tudor Prime Advisors Fund L.P.)
                   ------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

             For the nine months ended September 30, 1995 and 1994
             -----------------------------------------------------


                                                Limited     General
                                     Units      Partners    Partner      Total
                                    --------  ------------  --------  ------------

PARTNERS' CAPITAL,
  DECEMBER 31, 1993                 187,819   $31,434,828   $342,945  $31,777,773

  Net income                              -       292,391      4,185      296,576

  Redemptions                       (15,565)   (2,574,433)         -   (2,574,433)
                                  ---------   -----------   --------  -----------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1994                172,254   $29,152,786   $347,130  $29,499,916
                                  =========   ===========   ========  ===========


PARTNERS' CAPITAL,
  DECEMBER 31, 1994                 168,218   $28,947,888   $353,061  $29,300,949

  Net income                              -     2,063,998     25,139    2,089,137

  Redemptions                       (19,236)   (3,592,134)         -   (3,592,134)
                                  ---------   -----------   --------  -----------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1995                148,982   $27,419,752   $378,200  $27,797,952
                                  =========   ===========   ========  ===========

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                  (formely The Tudor Prime Advisors Fund L.P.)
                   ------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

             For the nine months ended September 30, 1995 and 1994
             -----------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ML Futures Investments L.P. (the "Partnership"or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on November 14, 1988 and commenced trading activities on March 1, 1989. The Partnership engages in the speculative trading of futures, options and forward contracts on a wide range of commodities. Until April 30, 1992, the Partnership's assets were traded in parallel with the assets of ML Futures Investments Ltd. (formerly The Tudor International Prime Advisors Fund Ltd., a Cayman Islands company) (the "Company"), with positions acquired being allocated between the Partnership and the Company, pro rata, based on the relative net assets of each. Merrill Lynch Investment Partners Inc. (formerly ML Futures Investment Partners Inc., the "General Partner"), a wholly-owned subsidiary of Merrill Lynch Group, Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc., invests for its account the lesser of $100,000 or 3% of the total contributions to the Partnership, but in no event less than 1% of such total contributions. The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each.

  The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The statement of financial condition as of December 31, 1994 has been derived from but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 1994. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

  Revenue Recognition
  -------------------

  Commodity futures, options and forward contract transactions are recorded on the trade date and open contracts are reflected in the financial statements at the market value on the last business day of the reporting period. The difference between the original contract amount and market value is reflected in income as an unrealized gain or loss. Market value or fair value is based on quoted market prices. All commodity futures, options and forward contracts are reflected at fair value in the financial statements. The Partnership does not report open positions on a net basis.

  Operating Expenses, Organization Costs and Selling Commissions
  --------------------------------------------------------------

  The General Partner paid all organization and offering costs and provides for all routine operating expenses of the Partnership. No selling commissions were paid by any Limited Partners.

  Income Taxes
  ------------

  No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on their respective share of the Partnership's income and expenses as reported for income tax purposes.

  Redemptions
  -----------

  A Limited Partner may require the Partnership to redeem some or all of their Units at the Net Asset Value as of the end of each month upon ten day's written notice. Units redeemed during each successive six-month period ending on or prior to the end of the sixth, twelfth, eighteenth and twenty-fourth full month after the Partnership commenced trading were assessed early redemption charges of 4%, 3%, 2% and 1%, respectively, of their Net Asset Value as of the date of redemption.

  Dissolution of the Partnership
  ------------------------------

  The Partnership will terminate on December 31, 2008 or at an earlier date if certain conditions occur, including, among other things, a decline in net assets to less than $250,000, a decline in the Net Asset Value per Unit at any month-end to less than $25, or under certain other circumstances as defined in the Limited Partnership Agreement.

2. RELATED PARTY TRANSACTIONS

  Substantially all of the Partnership's assets are held by Merrill Lynch Futures Inc. ("MLF") (the commodity broker for the Partnership), an affiliate of Merrill Lynch & Co., Inc., or Bellwether Partners Inc. ("Bellwether"), an affiliate of Tudor Investment Corporation, as margin deposits in respect of the Partnership's futures, options and forward trading. The Partnership paid MLF a flat rate monthly fee equal to 1% (a 12% annual rate) of the Partnership's month-end Net Assets for brokerage services, prior to reduction for such brokerage fees or any new profit share. This monthly rate was reduced to .83% (a 10% annual rate) as of April 1, 1993. The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the quarters ended September 30, 1995 and 1994 was approximately $16.

  MLF pays the Partnership interest which approximates the prevailing 91 day U.S. Treasury bill rate on the Partnership's average daily "available assets". Available assets are all of the Partnership's assets except for those assets invested in U.S. Treasury bills, and excluding the unrealized profit and loss on open forward or options positions or assets being held by other commodity brokers.

  The Partnership trades forward contracts through a Foreign Exchange Desk
  (the "F/X Desk"). Through the F/X Desk, the Partnership has access to Merrill Lynch International Bank ("MLIB") and a number of other counterparties. The F/X Desk contacts at least two counterparties in addition to MLIB for a price quote on each trade. All counterparties other than MLIB are unaffiliated with any Merrill Lynch entity. The F/X Desk charges a service fee (at current exchange rates) of approximately $5.00 to $9.00 per futures-contract equivalent face amount trade on each purchase or sale of a currency in the forward markets. No service fee is charged on trades executed through MLIB (which receives a "bid-ask" spread on such trades). Trades are executed with MLIB provided that its price (which includes no service charge) is as good or better than the best price (including the service charge) quoted by any of the other counterparties contacted. The General Partner estimates the total amount of these fees at under 0.15 of 1% of the Partnership's average month-end Net Assets.

  The F/X Desk trades on the basis of credit lines provided by a Merrill Lynch entity. The Partnership is not required to margin or otherwise guarantee its F/X Desk trading.

  The General Partner expects that, in the near future, certain of the Partnership's currency trades will begin to be executed in the form of "exchange of futures for physical" ("EFP") transactions involving Merrill Lynch International Bank ("MLIB") and Merrill Lynch Futures Inc. ("MLF"). In these transactions, a spot or forward (collectively referred to as "cash") currency position is acquired and exchanged for an equivalent futures position on the Chicago Mercantile Exchange's International Monetary Market ("IMM"). EFP transactions permit currency trades to be executed at a single price, as well as out of exchange hours, and converted into IMM contracts. They also give trading advisors flexibility as to whether to liquidate positions in the cash (i.e., spot or forward) or in the futures markets.

  In its EFP trading with Merrill Lynch, the Partnership will acquire cash currency positions through the F/X Desk in the same manner and on the same terms as in the case of the Partnership's other F/X Desk trading. When the Partnership exchanges these positions for futures, there will be a "differential" between the prices of these two positions. This "differential" reflects, in part, the different settlement dates of the cash and the futures contracts as well as prevailing interest rates, but also includes a pricing spread in favor of MLIB or another Merrill Lynch entity. These spreads are expected to total no more than 0.15 of 1% of the Partnership's average month-end Net Assets on an annual basis.

  The Partnership, to the extent that it has executed currency EFP transactions in the past, has both acquired its cash positions and effected the exchange of positions for futures contracts through brokers other than MLF (to which the futures positions were ultimately given up to be cleared).

3. AGREEMENTS

  The Partnership has entered into Advisory Agreements with various Trading Advisors. These Advisory Agreements will terminate on December 31, 1995, with the option to renew for up to an additional one-year period. The trading advisors determine the commodity futures and forward contract trades to be made on behalf of their respective Partnership accounts, subject to certain trading policies and to certain rights reserved for the General Partner.

  Profit Shares in the amount of 15% to 25% of any New Trading Profit, as defined, recognized by each Trading Advisor as of the end of each calendar quarter will be paid to the Trading Advisors. Such payments will also be made in respect of units redeemed as of the interim months during a quarter, to the extent of 15% to 25% of any such New Trading Profit attributable to such units.

4. WEIGHTED AVERAGE UNITS

  Weighted average number of units outstanding was computed for purposes of disclosing net income per weighted average unit. The weighted average units are equal to the number of units outstanding at the period end, adjusted proportionately for units redeemed based on their respective time outstanding during such period.

5. OFF-BALANCE SHEET RISK

  The Partnership trades futures, options and forward contracts in interest rates, stock indices, currencies, energy, metals and commodities. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of the contracts (credit risk). Although numerous factors could have significant influences on the market risk of these contracts, they are very interest rate sensitive. All open contracts mature within one year from the balance sheet date.


                               September 30, 1995                        December 31, 1994
                    ----------------------------------------  ----------------------------------------
                       Commitment to        Commitment to        Commitment to        Commitment to
                    Purchase (Futures,     Sell (Futures,     Purchase (Futures,     Sell (Futures,
                    Options & Forwards)  Options & Forwards)  Options & Forwards)  Options & Forwards)
                    -------------------  -------------------  -------------------  -------------------

   Interest rate
    and stock
    indices               $130,154,141          $20,043,379         $ 73,182,885         $120,117,655
   Currencies               34,477,067           33,404,578           47,616,925           48,694,023
   Energy                    1,791,425                    -            1,006,012              538,830
   Metals                    9,212,148            7,842,091            9,787,143            5,007,361
   Commodities               8,123,345              376,600           10,547,372            1,530,604
                          ------------          -----------         ------------         ------------

                          $183,758,126          $61,666,648         $142,140,337         $175,888,473
                          ============          ===========         ============         ============

  A substantial portion of the amounts indicated as off-balance sheet risk in currencies is due to offsetting commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

  Outstanding contract amounts represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments, from counterparty non-performance, is the net unrealized gain, if any, included on the Statements of Financial Condition. The Partnership also has credit risk due to the fact that the majority of its assets are on deposit with MLF. At September 30, 1995 and December 31, 1994, $10,002,628 and $11,607,244 of these assets, respectively, were held by MLF in segregated accounts in accordance with Commodity Futures Trading Commission regulations.

  The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. Where as in over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

  The notional value of exchange traded and non-exchange traded contracts are as follows:

                                   September 30, 1995
                                   ------------------
                           Commitment to         Commitment to
                          Purchase(Futures,      Sell(Futures,
                         Options & Forwards)  Options & Forwards)
                         -------------------  -------------------
Exchange
 traded                      $147,105,715         $23,691,680
Non-Exchange
 traded                        36,652,411          37,974,968
                             ------------         -----------

                             $183,758,126         $61,666,648
                             ============         ===========

The gross and net unrealized gain on open contracts are as follows:

                                 September 30, 1995
                                 ------------------
                           Exchange             Non-Exchange
                            Traded                 Traded
                         ------------           ------------

Gross
 unrealized gain             $924,963           $   385,122
                             ========           ===========
Net
 unrealized gain             $561,775           $  (506,066)
                             ========           ===========

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

       Operational Overview:
       --------------------

       Due to the nature of the Fund's business, its results of operations depend on the Trading Advisor's ability to recognize and capitalize on trends or other profit opportunities in futures and forward contracts and related options in different sectors of the world commodity markets. However, the Trading Advisor's methods are confidential, and therefore the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike many businesses, general economic or seasonal conditions will not necessarily affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results.

       Liquidity:
       ---------

       Most of the Partnership's assets are held as cash which, in turn, is used to margin its futures positions and is withdrawn, as necessary, to pay redemptions and fees. The Partnership has entered into an arrangement with the Commodity Broker regarding the maintenance of the Partnership's assets, which will eliminate the interest loss resulting from being unable to invest 100% of the Partnership's available assets in Treasury bills. Under the arrangement, the Partnership's assets are ordinarily deposited in cash rather than invested in Treasury bills and the Commodity Broker credits the Partnership with interest as if 100% of its available assets were continuously invested in 91-day Treasury bills. As a result, the Partnership is able to earn a yield on all of its available assets. In the event that the Partnership's assets are deposited as initial margin at an exchange clearinghouse, such assets will be invested in Treasury bills, and any interest earned on such U.S. Treasury bills will be paid to the Partnership.

       On the other hand, the futures contracts in which the Partnership trades may become illiquid under certain market conditions. Commodity exchanges limit fluctuations in futures prices during a single day by regulations referred to as "daily limits." During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can generally neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures contracts have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures (including its options) positions. There are no limitations on the daily price moves in trading foreign currency forward contracts through banks, although illiquidity may develop in the forward markets due to large spreads between "bid" and "asked" prices quoted. (Forward contracts are the bank version of currency futures contracts and are not traded on exchanges.)

       Risk Factors:
       ------------

       The Fund experiences market risk because it's objective as a speculative commodity pool is to profit from price changes in the futures, options and forward contracts it trades. The General Partner monitors this market risk by valuing and reporting each open position daily.

       All of the fund's assets are maintained with MLF, the commodity broker of the Fund and an affiliate of the General Partner. The General Partner monitors daily the Fund's trading accounts to insure actual trading complies with the terms of the prospectus. A substantial portion of the Fund's assets are maintained with MLF in segregated accounts in accordance with Commodity Futures Trading Commission regulations.

       Capital Resources:
       -----------------

       The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions. Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements which can have a material impact on the Fund's profitability.

       1995:
       ----
       Total assets of the Partnership and Partnership capital at September 30, 1995 were $28,379,853 and $27,797,952, respectively. During the third quarter of 1995, a total of 19,236 Units were redeemed by Unitholders, for an aggregate redemption value of $3,592,134.

       1994:
       ----
       Total assets of the Partnership and Partnership capital at September 30, 1994 were $29,929,494 and $29,499,916, respectively. The Partnership permits Units to be redeemed on a monthly basis. During the third quarter of 1994, a total of 3,745 Units were redeemed by Unitholders, for an aggregate redemption value of $638,776.

       Results of Operations - General:
       -------------------------------

       Unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date. In general, markets in which sustained price trends occur with some frequency tend to be favorable to managed futures investments, but this is not always the case. It is impossible to predict when trending markets will occur and the advisor is affected differently by trends in general and particular types of trends. Consequently, the results of operations of the Fund are difficult to discuss other than in terms of how it has performed in the past.

       1995 Monthly Performance:
       ------------------------

       At September 30, 1995, the Net Asset Value per Unit was $186.59, a
5.11% decrease from the Net Asset Value per Unit of $196.63 at June 30, 1995 and a 7.12% increase from the Net Asset Value per Unit of $174.18 at December 31, 1994.

       During January 1995, the Fund's Net Asset Value decreased 3.1%, as trading profits generated in the metals, stock indices and energy sectors were offset by trading losses in the interest rates, agriculture and currency sectors.

       During February 1995, the Fund's Net Asset Value increased 0.9%, as trading profits generated in the stock indices sector were offset by trading losses in the metals and energy sectors.

       During March 1995, the Fund's Net Asset Value increased by 7.8%, as trading profits generated in the currencies, interest rates, stock indices and metals sectors were offset by trading losses in the agriculture sector.

       During April 1995, the Fund's Net Asset Value increased 0.9%, as trading profits generated in the interest rates, agriculture and energy sectors were offset by trading losses in the metals and currency sectors.

       During May 1995, the Fund's Net Asset Value increased 8.9%, as trading profits generated in the interest rates and stock indices sectors were offset by trading losses in the metals, currency, energy and agriculture sectors.

       During June 1995, the Fund's Net Asset Value decreased 2.6%, as trading profits generated in the stock indices and agriculture sectors were offset by trading losses in the interest rates, currency, energy and metal sectors.

       During July 1995, the Fund's Net Asset Value decreased 2.4%, as trading losses were generated in all sectors: currency, interest rate, agriculture, stock index, energy and metals.

       During August 1995, the Fund's Net Asset Value decreased 1.8%, as trading profits generated in the currency sector were offset by trading losses in the interest rate, metals, agriculture, stock index and energy sectors.

       During September 1995, the Fund's Net Asset Value decreased 1.0%, as trading profits generated in the agriculture, stock index, interest rate and agriculture sectors were offset by trading losses in the currency, energy and metal sectors.

       The Partnership's operations were unprofitable during the third quarter of 1995 with gross trading losses of $1,168,454 and interest income of $359,940, less operating expenses of $735,812 (comprised of brokerage commissions of $729,812 and profit shares of $6,000), resulting in net income of $(1,544,326).

       The Partnership's operations were profitable during the first nine months of 1995 with gross trading gains of $3,648,231 and interest income of $1,105,943, less operating expenses of $2,665,037 (comprised of brokerage commissions of $2,252,140 and profit shares of $412,897), resulting in net income of $2,089,137.

       During the third quarter of 1995, the Fund experienced three unprofitable months of trading operations, and during the first nine months of 1995, the Fund experienced four profitable months and five unprofitable months of trading operations.

       The Net Asset Value of a Unit purchased on March 1, 1989 for $100 had increased to $186.59 as of September 30, 1995.

       1994 Monthly Performance:
       ------------------------

       At September 30, 1994, the Net Asset Value per Unit was $171.26, a 4.49% decrease from the Net Asset Value per Unit of $179.32 at June 30, 1994, and a 1.22% increase from the Net Asset Value per Unit of $169.19 at December 31, 1993.

       During January 1994, the Fund's Net Asset Value decreased 4.3%, as trading profits generated in the stock indices and agricultural sectors were offset by trading losses in the interest rates, currencies, energy and metals sectors.

       During February 1994, the Fund's Net Asset Value decreased 2.1%, as trading profits generated in the interest rates sector were offset by trading losses in the metals, agricultural, energy, currencies and stock index sectors.

       During March 1994, the Fund's Net Asset Value increased less than 1%, as trading profits generated in the interest rates and currencies sectors were offset by trading losses in the energy, stock indices, metals and agricultural sectors.

       During April 1994, the Fund's Net Asset Value increased less than 1%, as trading profits generated in the interest rates sector were offset by trading losses in the metals, agricultural, energy, currencies and stock index sectors.

       During May 1994, the Fund's Net Asset Value increased 5.7%, as trading profits were generated in the interest rates, metals, agricultural, energy, currencies and stock index.

       During June 1994, the Fund's Net Asset Value increased 5.6%, as trading profits generated in the interest rates, metals, agricultural, energy, currencies sectors were offset by trading losses in the stock index sector.

       During July 1994, the Fund's Net Asset Value decreased 3.8%, as trading profits generated in the agriculture and energy sectors were offset by trading losses in the interest rates, currency, stock indices and metals sectors.

       During August 1994, the Fund's Net Asset Value decreased 2.7%, as trading profits generated in the stock indices sector were offset by trading losses in the interest rates, energy, currency, metals and agriculture sectors.

       During September 1994, the Fund's Net Asset Value increased 2.0%, as trading profits generated in the interest rates, currencies, agriculture, energy and metals sectors were offset by trading losses in the stock indices sector.

       The Partnership's operations were unprofitable during the third quarter of 1994 with gross trading losses of $950,872 and interest income of $280,954, less operating expenses of $750,801 (comprised of brokerage commissions of $750,801 and profit shares of $-0-), resulting in a net loss of $1,420,719.

       The Partnership's operations were profitable during the first nine months of 1994 with gross trading gains of $2,475,093 and interest income of $685,970, less operating expenses of $2,864,487 (comprised of brokerage commissions of $2,274,626 and profit shares of $589,861), resulting in net income of $296,576.

       During the third quarter of 1994, the Fund experienced one profitable month and two unprofitable months of trading operations, and during the first nine months of 1994, the Fund experienced five profitable months and four unprofitable months of trading operations.

       The Net Asset Value of a Unit purchased on March 1, 1989 for $100 had increased to $171.26 as of September 30, 1994.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits
           --------

      There are no exhibits required to be filed with this document.

      (b)  Reports on Form 8-K
           -------------------

      A report on Form 8-K was filed on July 28, 1995 which reflects a name change of the General Partner from ML Futures Investment Partners Inc. to Merrill Lynch Investment Partners Inc.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ML FUTURES INVESTMENTS L.P.
                            (formerly The Tudor Prime Advisors Fund L. P.)


                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                            (formerly ML FUTURES INVESTMENT PARTNERS INC.)
                                    (General Partner)



Date:  November 13, 1995    By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                               John R. Frawley, Jr.
                               President, Chief Executive Officer
                               and Director



Date:  November 13, 1995    By /s/JAMES M. BERNARD
                               -------------------
                               James M. Bernard
                               Chief Financial Officer,
                               Treasurer and Vice President