Form 10-Q
period 1996-03-31
ML FUTURES INVESTMENTS LP
filed 1996-05-14
CIK 835666

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-17543

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                          (Exact Name of Registrant as
                           specified in its charter)

         Delaware                                     13-3590615
- ------------------------------------   ----------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

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

                                  212-236-4161
        --------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

                        This document contains 12 pages.
      There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                           March 31,     December 31,
                                              1996            1995
                                          ------------   ------------
ASSETS
- ------
Accrued interest (Note 2)                 $   102,208      $   115,604
Equity in commodity futures trading
 accounts:
    Cash and option premiums               27,228,487       27,022,835
    Net unrealized (loss) gain on open       (320,791)       1,522,575
     contracts
                                        -------------    -------------

                TOTAL                     $27,009,904      $28,661,014
                                        =============    =============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
    Redemptions payable                   $   147,932      $   626,446
    Profit shares payable                      60,937                -
    Brokerage commissions payable (Note
     2)                                       217,587          222,831
    Administrative expense payable              5,627                -
                                        -------------    -------------

            Total liabilities                 432,083          849,277
                                        -------------    -------------

PARTNERS' CAPITAL:
    General Partner (1,787 and 1,787
     units)                                   339,338          347,972
    Limited Partners (138,171 and
     141,035 units)                        26,238,483       27,463,765
                                        -------------    -------------

            Total partners' capital        26,577,821       27,811,737
                                        -------------    -------------

                TOTAL                     $27,009,904      $28,661,014
                                        =============    =============

NET ASSET VALUE PER UNIT

  (Based on 139,958 and 142,822 Units
   outstanding)                               $189.90          $194.73
                                          ===========      ===========

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                             For the three      For the three
                                            Months ended       Months ended
                                           March 31, 1996     March 31, 1995
                                          -----------------  ----------------
REVENUES:
    Trading profit (loss):
        Realized                                 $ 650,996         $1,430,054
        Change in unrealized                      (890,207)           540,709
                                           ---------------    ---------------

            Total trading results                 (239,211)         1,970,763
                                           ---------------    ---------------

    Interest income (Note 2)                       303,266            359,785
                                           ---------------    ---------------

            Total revenues                          64,055          2,330,548
                                           ---------------    ---------------

EXPENSES:
   Profit shares                                    60,937             43,528
   Brokerage commissions (Note 2)                  665,538            733,584
   Administrative expense                           17,065                  -
                                           ---------------    ---------------

            Total expenses                         743,540            777,112
                                           ---------------    ---------------

NET (LOSS) INCOME                                $(679,485)        $1,553,436
                                           ===============    ===============

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding (Note 4)                       141,866            166,822
                                                 =========         ==========

Weighted average (loss) net income per
 unit                                               $(4.79)             $9.31
                                                 =========         ==========

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------


                                                Limited      General
                                     Units      Partners     Partner      Total
                                    --------  ------------  ---------  ------------
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                 168,218   $28,947,888   $353,061   $29,300,949

Net loss                                  -     1,534,239     19,197     1,553,436

Redemptions                          (6,876)   (1,223,137)         -    (1,223,137)
                                  ----------  ------------  ---------  ------------

PARTNERS' CAPITAL,
  MARCH 31, 1995                    161,342   $29,258,990   $372,258   $29,631,248
                                  ==========  ============  =========  ============

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                 142,822   $27,463,765   $347,972   $27,811,737

Net loss                                  -      (670,851)    (8,634)     (679,485)

Redemptions                          (2,864)     (554,431)         -      (554,431)
                                  ----------  ------------  ---------  ------------

PARTNERS' CAPITAL,
  MARCH 31, 1996                    139,958   $26,238,483   $339,338   $26,577,821
                                  ==========  ============  =========  ============

See notes to financial statements.

ML FUTURES INVESTMENTS L.P.
(formerly The Tudor Prime Advisors Fund L.P.)
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ML Futures Investments L.P. (formerly The Tudor Prime Advisors Partnership L.P.) (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on November 14, 1988 and commenced trading activities on March 1, 1989. The Partnership engages in the speculative trading of futures, options and forward contracts on a wide range of commodities. Merrill Lynch Investment Partners Inc. (formerly ML Futures Investment Partners Inc.) ("MLIP" or the "General Partner"), a wholly-owned subsidiary of Merrill Lynch Group, Inc. ("Merrill Lynch"), which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc., is the general partner of the Partnership, and Merrill Lynch Futures Inc. ("MLF"), also an affiliate of Merrill Lynch, is its commodity broker. MLIP has agreed to maintain a general partner's interest of at least 1% of the total capital in the Partnership. MLIP and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

  The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The statement of financial condition as of December 31, 1995, has been derived from but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 1995. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

  MLIP selects independent advisors (the "Advisors" or the "Trading Advisors") to manage the Partnership's assets, and allocates and reallocates the Partnership's assets among existing, replacement and additional Advisors.

  Estimates
  ---------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition
  -------------------

  Commodity futures, options, and forward contract transactions are recorded on the trade date and open contracts are reflected in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is reflected in income as an unrealized gain or loss. Fair value is based on quoted market prices. All commodity futures, options and forward contracts are reflected at fair value in the financial statements.

  Operating Expenses
  ------------------

  MLIP pays for all routine operating costs (including legal, accounting, printing, postage and similar administrative expenses) of the Partnership.

  Income Taxes
  ------------

  No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on their respective share of the Partnership's income and expenses as reported for income tax purposes.

  Distributions
  -------------

  The Unitholders are entitled to receive, equally per Unit, any distributions which may be made by the Partnership. No such distributions have been made as of March 31, 1996.

  Redemptions
  -----------

  A Limited Partner may require the Partnership to redeem some or all of their Units at the Net Asset Value as of the close of business on the last business day of any month upon ten calendar days' notice.

  Dissolution of the Partnership
  ------------------------------

  The Partnership will terminate on December 31, 2008 or at an earlier date if certain conditions occur, as well as under certain other circumstances, as set forth in the Limited Partnership Agreement.

2. RELATED PARTY TRANSACTIONS

  All of the Partnership's assets are deposited with MLF. As a means of approximating the interest rate which would be earned by the Partnership had 100% of its Net Assets on deposit with MLF been invested in 91-day Treasury bills, MLF pays the Partnership interest on its account equity on deposit with MLF at a rate of 0.5 of 1% per annum below the prevailing 91-day Treasury bill rate. In the case of its trading in certain foreign futures contracts, the Partnership deposits margin in foreign currency denominated instruments or cash and earns interest generally at a rate of 0.5 of 1% per annum below the prevailing short-term government interest rate in the country in question. Any additional economic benefit derived from possession of the Partnership's assets accrues to MLF or its affiliates.

  The Partnership paid brokerage commissions to MLF at a flat monthly rate of 1% (a 12% annual rate) of the Partnership's month-end Net Assets. This monthly rate was reduced to .83 of 1% (a 10% annual rate) as of April 1, 1993. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .8125% (a 9.75% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). Month-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions or any new profit share. MLIP estimates that the round-turn equivalent commission rate charged to the Partnership during the quarters ended March 31, 1996 and 1995 approximately $82 and $119, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

  MLF pays the Advisors annual Consulting Fees ranging from 1.75% to 4% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.

  The Partnership trades forward contracts through a Foreign Exchange Desk (the "F/X Desk") established by MLIP, that contacts at least two counterparties along with Merrill Lynch International Bank ("MLIB"), for all of the Partnership's currency trades. All counterparties other than MLIB are unaffiliated with any Merrill Lynch entity. The F/X Desk charges a service fee equal (at current exchange rates) to approximately $5.00 to $12.50 on each purchase or sale of a futures contract-equivalent face amount of a foreign currency. No service fees are charged on any trades awarded to MLIB (which receives a "bid-ask" spread on such trades). MLIB is awarded trades only if its price (which includes no service fee) is equal to or better than the best price (including the service fee) offered by any of the other counterparties contacted.

  The F/X Desk trades on the basis of credit lines provided by a Merrill Lynch entity. The Partnership is not required to margin or otherwise guarantee its F/X Desk trading.

  Certain of the Partnership's currency trades are executed in the form of "exchange of futures for physical" ("EFP") transactions involving MLIB and MLF. In these transactions, a spot or forward (collectively referred to as "cash") currency position is acquired and exchanged for an equivalent futures position on the Chicago Mercantile Exchange's International Monetary Market. In its EFP trading, the Partnership acquires cash currency positions through the F/X Desk in the same manner and on the same terms as in the case of the Partnership's other F/X Desk trading. When the Partnership exchanges these positions for futures, there is a "differential" between the prices of these two positions. This "differential" reflects, in part, the different settlement dates of the cash and the futures contracts as well as prevailing interest rates, but also includes a pricing spread in favor of MLIB or another Merrill Lynch entity.

  The Partnership's F/X Desk service fee and EFP differential costs have, to date, totaled no more than 0.25 of 1% per annum of the Partnership's average month-end Net Assets.

3. AGREEMENTS

  The Partnership and the Advisors have each entered into Advisory Agreements. These Advisory Agreements generally terminate one year after they are entered into, subject to certain renewal rights exercisable by the Partnership. The Advisors determine the commodity futures and forward contract trades to be made on behalf of their respective Partnership accounts, subject to certain Partnership trading policies and to certain rights reserved for MLIP.

  Profit shares, generally ranging from 15% to 25% of any New Trading Profit, as defined, recognized by each Advisor considered individually irrespective of the overall performance of the Partnership, as of the end of each calendar quarter are paid by the Partnership to each Advisor. Profit shares are also paid out in respect of Units redeemed as of the end of interim months during a calendar quarter to the extent of the applicable percentage of any New Trading Profit attributable to such Units.

4. WEIGHTED AVERAGE UNITS

  The weighted average number of Units outstanding was computed for purposes of disclosing net income per weighted average Unit. The weighted average number of Units outstanding at March 31, 1996 and 1995 equals the Units outstanding as of such date, adjusted proportionately for Units redeemed based on the respective length of time each was outstanding during the preceding period.

5. FAIR VALUE AND OFF-BALANCE SHEET RISK

  The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals The Partnership's revenues by reporting category for the quarter ended March 31, 1996 was as follows:

                                      1996
                                   ----------

Interest rate and Stock indices    $(598,341)
Commodities                         (199,481)
Currencies                           115,850
Energy                               380,523
Metals                                62,238
                                 -----------

                                   $(239,211)
                                 ===========

  Market Risk
  -----------

  Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized gain or loss on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

  The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration C both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

  Fair Value
  ----------

   The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Income. The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:

                                  1996                                        1995
               --------------------------------------------------------------------------------------
                  Commitment to       Commitment to           Commitment to         Commitment to
                Purchase (Futures,    Sell (Futures,        Purchase (Futures,      Sell (Futures,
               Options & Forwards)  Options & Forwards)    Options & Forwards)    Options & Forwards)
               -------------------  -------------------    -------------------    -------------------
Interest rate
 and Stock
 indices         $40,243,961           $100,263,720           $233,892,908           $62,165,959
Commodities        8,106,973                803,033              8,944,541             1,780,506
Currencies        16,963,547             17,910,456             22,533,449            23,426,238
Energy             3,442,234                      -              4,790,522                     -
Metals            14,791,049              3,195,136              8,506,013             3,974,356
                 -----------           ------------           ------------           -----------
                 $83,547,764           $122,172,345           $278,667,433           $91,347,059
                 ===========           ============           ============           ===========

  Substantially all of the Partnership's derivative instruments outstanding as of March 31, 1996 expire within one year.

  The contract/notional value of the Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of March 31, 1996 and December 31, 1995 was as follows:

                                  1996                                        1995
               --------------------------------------------------------------------------------------
                  Commitment to       Commitment to           Commitment to         Commitment to
                Purchase (Futures,    Sell (Futures,        Purchase (Futures,      Sell (Futures,
               Options & Forwards)  Options & Forwards)    Options & Forwards)    Options & Forwards)
               -------------------  -------------------    -------------------    -------------------
Exchange
  traded              $74,654,664      $114,868,062        $253,233,552            $67,844,388
Non-Exchanged
  traded                8,893,100         7,304,283          25,433,881             23,502,671
                      -----------      ------------        ------------            -----------
                      $83,547,764      $122,172,345        $278,667,433            $91,347,059
                      ===========      ============        ============            ===========


  The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the quarter ended March 31, 1996 and the year ended December 31, 1995 was as follows:

                                  1996                                        1995
               --------------------------------------------------------------------------------------
                  Commitment to       Commitment to           Commitment to         Commitment to
                Purchase (Futures,    Sell (Futures,        Purchase (Futures,      Sell (Futures,
               Options & Forwards)  Options & Forwards)    Options & Forwards)    Options & Forwards)
               -------------------  -------------------    -------------------    -------------------
Interest rate
 and Stock
 indices         $ 92,532,307          $141,827,374           $180,800,308           $20,386,155
Commodities         6,418,693             1,101,902              7,173,549             1,204,905
Currencies         25,551,034            30,006,945             34,970,478            31,883,215
Energy              2,538,292                41,980              1,605,552               528,913
Metals             13,251,644             3,419,796              8,842,427           $ 5,677,989
                 ------------          ------------           ------------           -----------
                 $140,291,970          $176,397,997           $233,392,314           $59,681,177
                 ============          ============           ============           ===========

  A portion of the amounts indicated as off-balance sheet risk reflects offsetting commitments to purchase and sell the same derivative instrument on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

  Credit Risk
  -----------

  The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

  The fair value amounts in the above tables represent the extent of the Partnership's market exposure in the particular class of derivative instrument listed, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments from counterparty nonperformance is the net unrealized gain, if any, included in the Statements of Financial Condition. The Partnership also has credit risk because the sole counterparty or broker with respect to most of the Partnership's assets is MLF.

  As of March 31, 1996 and December 31, 1995, $22,489,893 and $18,809,783 of the
  Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

  The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:

                          1996                     1995
                 -----------------------  -----------------------
                   Gross         Net        Gross         Net
                 Unrealized  Unrealized   Unrealized  Unrealized
                    Gain     Gain (Loss)     Gain     Gain (Loss)
                 ----------  -----------  ----------  -----------

Exchange
  traded           $745,376   $ 434,293   $1,852,088  $1,527,947
Non-Exchanged
  traded            190,016    (755,084)     160,590      (5,372)
                   --------   ----------  ----------  -----------

                   $935,392   $(320,791)  $2,012,678  $1,522,575
                   ========   ==========  ==========  ===========

  The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
- -------------

Operational Overview: Advisor Selections
- ----------------------------------------

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

         As of April 1, 1996, the Partnership's assets were allocated as follows:


TRADING ADVISOR                     MARKETS TRADED     % ALLOCATION
- --------------------------------  -------------------  ------------
Chesapeake Capital Corporation    Diversified Program         29.23
Sjo, Inc.                         Diversified Program         27.33
West Course Capital, Inc.         Diversified Program         21.23
Hyman Back & Company, Inc.        Diversified                 15.64
Coral Rock                        Leverage Program             6.57
                                                             ------
                                                             100.00

         MLIP expects to continue to change both allocations and Advisor selections from time to time without advance notice to existing investors.

Results of Operations - General
- -------------------------------

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

Performance Summary
- -------------------

         During the first quarter of 1995, the Fund's average month-end Net Assets equalled $28,603,119 and the Fund recognized gross trading gains of $1,970,763 or 6.89% of such average month-end Net Assets. Brokerage commissions of $733,584 or 2.56% and Profit Shares of $43,528 or .15% of average month-end Net Assets were paid. Interest income of $359,785 or 1.26% of average month-end Net Assets resulted in net income of $1,553,437 or 5.43% of average month-end Net Assets, which resulted in a 5.44% increase in the Net Asset Value per Unit since December 31, 1994.

         During the first quarter of 1996, the Fund's average month-end Net Assets equalled $27,529,130, and the Fund recognized gross trading losses of $239,211 or (.087)% of such average month-end Net Assets. Brokerage commissions of $665,538 or 2.42%, Administrative expenses of $17,065 or .06% and Profit Shares of $60,937 or .22% of average month-end Net Assets were paid. interest income of $303,266 or 1.10% of average month-end Net Assets resulted in net losses of $(679,485) or 2.47% of average month-end Net Assets which resulted in a 4.83% decrease in the overall Net Asset Value per Units since December 31, 1995.

         During the first quarter of 1996 and 1995, the Fund experienced 3 profitable months and 3 unprofitable months.


 MONTH-END NET ASSET VALUE PER UNIT

           Jan.      Feb.     Mar.
         ---------------------------
1995      $168.83   $170.34  $183.65
          -------   -------  -------
1996      $199.47   $192.27  $189.90
          -------   -------  -------

Importance of Market Factors
- ----------------------------

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

MLIP's Advisor Selections
- -------------------------

         MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

Liquidity
- ---------

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

Capital Resources
- -----------------

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

  (a) Exhibits.
      ---------

  There are no exhibits required to be filed with this document.

  (b) Reports on Form 8-K.
      --------------------

  There were no reports on Form 8-K filed during the first quarter of fiscal
  1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ML FUTURES INVESTMENTS L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1996         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1996         By /s/JAMES M. BERNARD
                               -------------------
                              James M. Bernard
                              Chief Financial Officer,
                              Treasurer and Senior Vice President