Form 10-Q
period 1996-06-30
ML FUTURES INVESTMENTS LP
filed 1996-08-13
CIK 835666

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                    OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-17543

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

           Delaware                                     13-3590615
- -------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-4161
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

                       This document contains 11 pages.
     There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                            June 30,        December 31,
                                                              1996             1995
                                                              ----             ----
ASSETS
- ------
Accrued interest                                         $     94,854         $   115,604
Equity in commodity futures trading
 accounts:
     Cash and option premiums                              25,153,030          27,022,835
     Net unrealized gain on open                              120,010           1,522,575
     contracts
                                                        ---------------    --------------

            TOTAL                                         $25,367,894         $28,661,014
                                                        ===============    ==============

              LIABILITIES AND PARTNERS' CAPITAL
              ---------------------------------

LIABILITIES:
     Redemptions payable                                 $    343,304         $   626,446
     Profit shares payable                                      6,048             -
     Brokerage commissions payable (Note 2)                   206,122             222,831
     Administrative expense payable (Note 2)                    5,285             -
                                                        ---------------    --------------

          Total liabilities                                   560,759             849,277
                                                        ---------------    --------------

PARTNERS' CAPITAL:
     General Partner (1,787 and 1,787 units)                  330,534             347,972

     Limited Partners (132,326 and 141,035 units)          24,476,601          27,463,765
                                                        ---------------    --------------

          Total partners' capital                          24,807,135          27,811,737
                                                        ---------------    --------------

            TOTAL                                         $25,367,894         $28,661,014
                                                        ===============    ==============

NET ASSET VALUE PER UNIT
 (Based on 134,113 and 142,822 Units outstanding)             $184.97             $194.73
                                                              =======             =======

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                        For the three     For the three     For the six      For the six
                                         months ended     months ended     months ended     months ended
                                        June 30, 1996     June 30, 1995    June 30, 1996    June 30, 1995
                                        -------------     -------------    -------------    -------------
REVENUES:
  Trading profits (loss):
     Realized                              $ 217,810        $ 5,006,455      $   868,806      $ 6,436,500
     Change in unrealized                   (512,358)        (2,160,524)      (1,402,565)      (1,619,815)
                                         -------------     -------------     -------------    ------------

          Total trading results             (294,548)         2,845,931         (533,759)       4,816,685
                                         -------------     -------------     -------------    ------------

  Interest income                            299,575            386,216          602,841          746,001
                                         -------------     -------------     -------------    ------------

          Total revenues                       5,027          3,232,147           69,082        5,562,686
                                         -------------     -------------     -------------    ------------

EXPENSES:
  Profit shares                                7,930            363,370           68,867          406,898
  Brokerage commissions (Note 2)             641,563            788,743        1,307,101        1,522,327
  Administrative expense (Note 2)             16,450             -                33,515           -
                                         -------------     -------------     -------------    ------------

          Total expenses                     665,943          1,152,113        1,409,483        1,929,225
                                         -------------     -------------     -------------    ------------

NET (LOSS) INCOME                           (660,916)       $ 2,080,034      $(1,340,401)     $ 3,633,461
                                         =============     =============     =============    ============

NET (LOSS) INCOME PER UNIT:
  Weighted average number of units
     outstanding                             137,802            159,184           139,835          163,003
                                             =======            ========          ========         ========
  Weighted average net (loss) income
     per unit                                $(4.80)             $13.07            $(9.59)          $22.29
                                             =======             =======           =======          =======

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1996 and 1995
                -----------------------------------------------

                                                     Limited         General
                                       Units         Partners        Partner         Total
                                       -----         --------        -------         -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                   168,218      $28,947,888      $353,061      $29,300,949

  Net income                            -            3,587,964        45,497        3,633,461

  Redemptions                         (12,370)      (2,290,020)        -           (2,290,020)
                                    ----------     ------------    ---------     ------------

PARTNERS' CAPITAL,
  JUNE 30, 1995                       155,848      $30,245,832      $398,558      $30,644,390
                                    ==========    =============    =========     ============

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                   142,822      $27,463,765      $347,972      $27,811,737

Net loss                                -           (1,322,963)      (17,438)      (1,340,401)

Redemptions                            (8,709)      (1,664,201)        -           (1,664,201)
                                    ----------     ------------    ---------     ------------

PARTNERS' CAPITAL,
  JUNE 30, 1996                       134,113      $24,476,601      $330,534      $24,807,135
                                    ==========     ============    =========     ============

See notes to financial statements.

ML FUTURES INVESTMENTS L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The ML Futures Investments L.P. (the "Partnership") as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the "Annual Report").


2.   RELATED PARTY TRANSACTIONS

     The Partnership paid brokerage commissions to MLF at a flat monthly rate of 1% (a 12% annual rate) of the Partnership's month-end Net Assets. This monthly rate was reduced to .83 of 1% (a 10% annual rate) as of April 1, 1993. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .8125% (a 9.75% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). Month-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions or any new profit share. MLIP estimates that the round-turn equivalent commission rate charged to the Partnership during the six months ended June 30, 1996 and 1995 approximately $92 and $16, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

     MLF pays the Advisors annual Consulting Fees ranging from 1.75% to 4% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.


3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the six months ended June 30, 1996 were as follows:

                                          1996
                                          ----
     Interest rate and Stock indices     $(1,076,292)
     Commodities                            (135,087)
     Currencies                              582,769
     Energy                                  667,509
     Metals                                 (572,658)
                                       -------------

                                         $  (533,759)
                                       =============

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

     The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

     Fair Value
     ----------

     The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Income. The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                    1996                                             1995
                 -------------------------------------------     ------------------------------------------
                    Commitment to           Commitment to           Commitment to          Commitment to
                 Purchase (Futures,        Sell (Futures,         Purchase (Futures,       Sell (Futures,
                Options & Forwards)      Options & Forwards)     Options & Forwards)     Options & Forwards)
                -------------------      -------------------     -------------------     -------------------
     Interest rate
      and Stock
      indices         $  57,610,696            $39,414,201           $233,892,908             $62,165,959
     Commodities          5,913,137              1,240,090              8,944,541               1,780,506
     Currencies          20,971,000             22,397,996             22,533,449              23,426,238
     Energy               4,160,221                -                    4,790,522                  -
     Metals              11,536,613             10,069,303              8,506,013               3,974,356
                    ----------------      -----------------       ----------------          --------------

                       $100,191,667            $73,121,590           $278,667,433             $91,347,059
                    ================      =================       ================          ==============

     Substantially all of the Partnership's derivative instruments outstanding as of June 30, 1996 expire within one year.

     The contract/notional value of the Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of June 30, 1996 and December 31, 1995 was as follows:

                                           1996                                             1995
                       -----------------------------------------------   ----------------------------------------------
                            Commitment to           Commitment to            Commitment to          Commitment to
                         Purchase (Futures,        Sell (Futures,         Purchase (Futures,       Sell (Futures,
                        Options & Forwards)      Options & Forwards)     Options & Forwards)     Options & Forwards)
                        -------------------      -------------------     -------------------     -------------------
     Exchange
       traded                 $ 76,749,644              $52,119,235            $253,233,552           $67,844,388
     Non-Exchange
       traded                   23,442,023               21,002,355              25,433,881            23,502,671
                        -------------------      -------------------     -------------------     -----------------

                              $100,191,667              $73,121,590            $278,667,433           $91,347,059
                        ===================      ===================     ===================     =================

     The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1996 and the year ended December 31, 1995 was as follows:

                                    1996                                             1995
                 -------------------------------------------     ------------------------------------------
                     Commitment to           Commitment to           Commitment to          Commitment to
                 Purchase (Futures,        Sell (Futures,         Purchase (Futures,       Sell (Futures,
                Options & Forwards)      Options & Forwards)     Options & Forwards)     Options & Forwards)
                -------------------      -------------------     -------------------     -------------------
     Interest rate
      and Stock
      indices          $  77,794,237          $ 93,317,616           $180,800,308             $20,386,155
     Commodities           7,195,431             1,186,011              7,173,549               1,204,905
     Currencies           27,462,490            33,465,538             34,970,478              31,883,215
     Energy                3,031,365                41,980              1,605,552                 528,913
     Metals               13,429,465             6,365,058              8,842,427               5,677,989
                     ----------------     -----------------       ----------------        ----------------

                        $128,912,988          $134,376,203           $233,392,314             $59,681,177
                     ================     =================       ================        ================

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

     As of June 30, 1996 and December 31, 1995, $20,255,336 and $18,809,783 of
     the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

     The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                 1996                                1995
                                 ----                                ----
                       Gross              Net             Gross               Net
                     Unrealized       Unrealized        Unrealized        Unrealized
                        Gain          Gain (Loss)          Gain           Gain (Loss)
                     ----------       -----------       ----------        -----------
     Exchange
       traded        $  734,095           $235,248        $1,852,088        $1,527,947
     Non-Exchange
       traded           809,474           (115,238)          160,590            (5,372)
                   -------------    ----------------   --------------   ----------------

                     $1,543,569           $120,010        $2,012,678        $1,522,575
                   =============    ================   ==============   ================

     The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

    As of July 1, 1996, the Partnership's assets were allocated as follows:

TRADING ADVISOR                     MARKETS TRADED              % ALLOCATION
- ---------------                     --------------              ------------
Chesapeake Capital Corporation      Diversified Program                32.51
Sjo, Inc.                           Diversified Program                25.65
West Course Capital, Inc.           Diversified Program                18.47
Hyman Beck & Company, Inc.          Diversified Program                16.58
Coral Rock Investments, Inc.        Leverage Program                    6.79
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

Performance Summary
- -------------------

          During the first six months of 1995, the Fund's average month-end Net Assets equalled $29,523,861 and the Fund recognized gross trading gains of $4,816,685 or 16.31% of such average month-end Net Assets. Brokerage commissions of $1,522,327 or 5.16% and Profit Shares of $406,898 or 1.38% of average month-end Net Assets were paid. Interest income of $746,001 or 2.53% of average month-end Net Assets resulted in net income of $3,633,461 or 12.31% of average month-end Net Assets, which resulted in a 12.89% increase in the Net Asset Value per Unit since December 31, 1994.

          During the first six months of 1996, the Fund's average month-end Net Assets equalled $26,768,501, and the Fund recognized gross trading losses of $533,759 or 1.99% of such average month-end Net Assets. Brokerage commissions of $1,307,101 or 4.88%, Administrative expenses of $33,515 or .13% and Profit Shares of $68,867 or .26% of average month-end Net Assets were paid. Interest income of $602,841 or 2.25% of average month-end Net Assets resulted in net losses of $1,340,401 or 5.01% of average month-end Net Assets which resulted in a 5.01% decrease in the overall Net Asset Value per Units since December 31, 1995.

          During the first six months of 1996 and 1995, the Fund experienced 6 profitable months and 6 unprofitable months.

                       MONTH-END NET ASSET VALUE PER UNIT
         ------------------------------------------------------------
                 Jan.     Feb.     Mar.     April    May      June
         ------------------------------------------------------------

         1995    $168.83  $170.34  $183.65  $185.36  $201.81  $196.63
         ------------------------------------------------------------
         1996    $252.05  $224.51  $189.90  $194.60  $188.11  $184.97
         ------------------------------------------------------------

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

    There were no reports on Form 8-K filed during the first six months of fiscal 1996.

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


                            ML FUTURES INVESTMENTS L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  August 9, 1996       By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  August 9, 1996       By /s/JAMES M. BERNARD
                               -------------------
                              James M. Bernard
                              Chief Financial Officer,
                              Treasurer and Senior Vice President