Form 10-Q
period 1996-09-30
ML FUTURES INVESTMENTS LP
filed 1996-11-12
CIK 835666

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                  to
                               ----------------    -----------------

Commission File Number 0-17543


                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                          (Exact Name of Registrant as
                            specified in its charter)


            Delaware                                       13-3590615
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                   c/o Merrill Lynch Investment Partners Inc.
                 (formerly ML Futures Investment Partners Inc.)
             Merrill Lynch World Headquarters - South Tower, 6th Fl.
              World Financial Center New York, New York 10080-6106
             ------------------------------------------------------
                   (Address of principal executive offices)
                                   (Zip Code)


                                  212-236-4161
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    Yes  X   No
                                                                 ---     ---

                       This document contains 11 pages.
     There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                          September 30,         December 31,
                                                                              1996                  1995
                                                                              ----                  ----
ASSETS
------
Accrued interest                                                         $    87,525           $   115,604
Equity in commodity futures trading accounts:
  Cash and option premiums                                                23,205,736            27,022,835
  Net unrealized gain on open contracts                                    1,467,737             1,522,575
                                                                       ---------------       ---------------

           TOTAL                                                         $24,760,998           $28,661,014
                                                                       ===============       ===============


                                LIABILITIES AND PARTNERS' CAPITAL
                                ---------------------------------

LIABILITIES:
    Redemptions payable                                                  $   315,665           $   626,446
    Profit shares payable                                                      6,703               -
    Brokerage commissions payable (Note 2)                                   199,316               222,831
    Administrative expense payable (Note 2)                                    5,159               -
                                                                       ---------------       ---------------

        Total liabilities                                                    526,843               849,277
                                                                       ---------------       ---------------
PARTNERS' CAPITAL:
    General Partner (1,787 and 1,787 units)                                  339,813               347,972
    Limited Partners (125,651 and 141,035 units)                          23,894,342            27,463,765
                                                                       ----------------      ---------------

        Total partners' capital                                           24,234,155            27,811,737
                                                                       ----------------      ---------------

           TOTAL                                                         $24,760,998           $28,661,014
                                                                       ================      ===============

NET ASSET VALUE PER UNIT
  (Based on 127,438 and 142,822 Units outstanding)                           $190.16               $194.73
                                                                       ================      ===============

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                  For the three       For the three       For the nine       For the nine
                                                  months ended        months ended        months ended       months ended
                                                  September 30,       September 30,       September 30,      September 30,
                                                      1996                1995                1996               1995
                                                   ----------          ----------          ----------         ----------
REVENUES:
  Trading (loss) profits:
     Realized                                     $  (350,573)          $(910,654)         $  518,233         $5,525,846
     Change in unrealized                           1,347,727            (257,800)            (54,838)        (1,877,615)
                                                 -------------        -------------       -------------      -------------

        Total trading results                         997,154          (1,168,454)            463,395          3,648,231
                                                 -------------        -------------       -------------      -------------

  Interest income                                     275,017             359,940             877,858          1,105,943
                                                 -------------        -------------       -------------      -------------

        Total revenues                              1,272,171            (808,514)          1,341,253          4,754,174
                                                 -------------        -------------       -------------      -------------
EXPENSES:
  Profit shares                                         6,703               6,000              75,570            412,897
  Brokerage commissions (Note 2)                      596,822             729,812           1,903,923          2,252,140
  Administrative expense (Note 2)                      15,303              -                   48,818             -
                                                 -------------        -------------       -------------      -------------

        Total expenses                                618,828             735,812           2,028,311          2,665,037
                                                 -------------        -------------       -------------      -------------

NET (LOSS) INCOME                                    $653,343         $(1,544,326)        $  (687,058)        $2,089,137
                                                 =============        =============       =============      =============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of units
    outstanding                                       131,858             153,065             137,174            159,692
                                                     ========            ========             =======            =======
  Weighted average net income (loss)
    per Limited Partner unit and
    General Partner unit                                $4.95             $(10.09)             $(5.01)            $13.08
                                                        =====             ========             =======            ======

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (a Delaware limited partnership)
                        --------------------------------


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
              For the nine months ended September 30, 1996 and 1995
              -----------------------------------------------------



                                                                       Limited            General
                                                  Units                Partners           Partner             Total
                                                  -----                --------           -------             -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                               168,218             $28,947,888         $353,061           $29,300,949

  Net income                                        -                   2,063,998           25,139             2,089,137

  Redemptions                                     (19,236)             (3,592,134)           -                (3,592,134)
                                               -----------          --------------     ------------       ---------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1995                              148,982             $27,419,752         $378,200           $27,797,952
                                               ===========          ==============     ============       ===============

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                               142,822             $27,463,765         $347,972          $27,811,737

Net loss                                            -                    (678,899)          (8,159)            (687,058)

Redemptions                                       (15,384)             (2,890,524)           -               (2,890,524)
                                               -----------          --------------     ------------       ---------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1996                              127,438             $23,894,342         $339,813          $24,234,155
                                               ===========          ==============     ============       ===============

See notes to financial statements.

ML FUTURES INVESTMENTS L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The ML Futures Investments L.P. (the "Partnership" or the "Fund") as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   RELATED PARTY TRANSACTIONS

     The Partnership paid brokerage commissions to MLF at a flat monthly rate of 1% (a 12% annual rate) of the Partnership's month-end Net Assets. This monthly rate was reduced to .83 of 1% (a 10% annual rate) as of April 1, 1993. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .8125% (a 9.75% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). Month-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions or any new profit share. MLIP estimates that the round-turn equivalent commission rate charged to the Partnership during the nine months ended September 30, 1996 and 1995 was approximately $94 and $16, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

     MLF pays the Advisors annual Consulting Fees ranging from 1.75% to 4% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the nine months ended September 30, 1996 were as follows:

                                                       1996
                                                       ----
      Interest rate and Stock indices                $291,190
      Commodities                                    (386,688)
      Currencies                                      433,763
      Energy                                          993,466
      Metals                                         (868,336)
                                                ---------------
                                                     $463,395
                                                ===============

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

     Fair Value
     ----------

     The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Income. The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                              1996                                             1995
                          -----------------------------------------     ------------------------------------------

                             Commitment to         Commitment to           Commitment to         Commitment to
                          Purchase (Futures,      Sell (Futures,        Purchase (Futures,      Sell (Futures,
                          Options & Forwards)   Options & Forwards)     Options & Forwards)   Options & Forwards)
                          -------------------   -------------------     -------------------   -------------------
      Interest rate
        and Stock
        indices              $268,450,869           $  4,848,997            $233,892,908           $62,165,959
      Commodities               4,883,934              1,545,643               8,944,541             1,780,506
      Currencies               14,843,532             20,212,192              22,533,449            23,426,238
      Energy                    2,614,394               -                      4,790,522              -
      Metals                    6,931,259              8,174,859               8,506,013             3,974,356
                           ---------------        ---------------         ---------------       ---------------

                             $297,723,988            $34,781,691            $278,667,433           $91,347,059
                           ===============        ===============         ===============       ===============

     Substantially all of the Partnership's derivative instruments outstanding as of September 30, 1996 expire within one year.

     The contract/notional value of the Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of September 30, 1996 and December 31, 1995 was as follows:

                                              1996                                             1995
                          -----------------------------------------     ------------------------------------------

                             Commitment to         Commitment to           Commitment to         Commitment to
                          Purchase (Futures,      Sell (Futures,        Purchase (Futures,      Sell (Futures,
                          Options & Forwards)   Options & Forwards)     Options & Forwards)   Options & Forwards)
                          -------------------   -------------------     -------------------   -------------------
      Exchange
        traded               $284,203,354            $20,713,435            $253,233,552           $67,844,388
      Non-Exchange
        traded                 13,520,634             14,068,256              25,433,881            23,502,671
                           ---------------        ---------------         ---------------       ---------------

                             $297,723,988            $34,781,691            $278,667,433           $91,347,059
                           ===============        ===============         ===============       ===============

     The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1996 and the year ended December 31, 1995 was as follows:

                                              1996                                             1995
                          -----------------------------------------     ------------------------------------------

                             Commitment to         Commitment to           Commitment to         Commitment to
                          Purchase (Futures,      Sell (Futures,        Purchase (Futures,      Sell (Futures,
                          Options & Forwards)   Options & Forwards)     Options & Forwards)   Options & Forwards)
                          -------------------   -------------------     -------------------   -------------------
      Interest rate
        and Stock
        indices              $117,846,771          $  70,517,755            $180,800,308           $20,386,155
      Commodities               6,701,466              1,463,446               7,173,549             1,204,905
      Currencies               28,448,733             30,437,884              34,970,478            31,883,215
      Energy                    2,855,545                 41,980               1,605,552               528,913
      Metals                   11,911,398              6,725,378               8,842,427             5,677,989
                           ---------------        ---------------         ---------------       ---------------

                             $167,763,913           $109,186,443            $233,392,314           $59,681,177
                           ===============        ===============         ===============       ===============

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

     As of September 30, 1996 and December 31, 1995, $19,856,619 and $18,809,783
     of the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

     The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                                   1996                                         1995
                                                   ----                                         ----
                                         Gross                 Net                   Gross                  Net
                                      Unrealized           Unrealized             Unrealized            Unrealized
                                         Gain              Gain (Loss)               Gain               Gain (Loss)
                                         ----              -----------               ----               -----------
      Exchange
        traded                        $1,872,873           $1,342,531             $1,852,088            $1,527,947
      Non-Exchange
           traded                        228,733              125,206                160,590                (5,372)
                                -----------------    -----------------      -----------------     -----------------

                                      $2,101,606           $1,467,737             $2,012,678            $1,522,575
                                =================    ==================     ==================    =================

     The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

Item 2:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Operational Overview: Advisor Selections
----------------------------------------
               Due to the nature of the Fund's business, its results of operations depend on MLIP's ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

               As of October 1, 1996, the Partnership's assets were allocated as follows:

Trading Advisor                                     Markets Traded                                % Allocation
---------------                                     --------------                                ------------
Chesapeake Capital Corporation                      Diversified Program                                  30.62
Sjo, Inc.                                           Diversified Program                                  28.18
West Course Capital, Inc.                           Diversified Program                                  16.85
Hyman Beck & Company, Inc.                          Diversified Program                                  17.53
Coral Rock Investments, Inc.                        Leverage Program                                      6.82
                                                                                                         -----
                                                                                                        100.00

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

Performance Summary
-------------------

               During the first nine months of 1995, the Fund's average month-end Net Assets equalled $29,340,739 and the Fund recognized gross trading gains of $3,648,231 or 12.43% of such average month-end Net Assets. Brokerage commissions of $2,252,140 or 7.68% and Profit Shares of $412,897 or 1.41% of average month-end Net Assets were paid. Interest income of $1,105,943 or 3.77% of average month-end Net Assets resulted in net income of $2,089,137 or 7.12% of average month-end Net Assets, which resulted in a 7.12% increase in the Net Asset Value per Unit since December 31, 1994.

               During the first nine months of 1996, the Fund's average month-end Net Assets equalled $25,833,815, and the Fund recognized gross trading gains of $463,395 or 1.79% of such average month-end Net Assets. Brokerage commissions of $1,903,923 or 7.37%, Administrative expenses of $48,818 or .19% and Profit Shares of $75,570 or .29% of average month-end Net Assets were paid. Interest income of $877,858 or 3.40% of average month-end Net Assets resulted in net losses of $687,058 or 2.66% of average month-end Net Assets which resulted in a 2.35% decrease in the overall Net Asset Value per Units since December 31, 1995.

               During the first nine months of 1996 and 1995, the Fund experienced 8 profitable months and 10 unprofitable months.

                       MONTH-END NET ASSET VALUE PER UNIT
-----------------------------------------------------------------------------------------------------------
           Jan.       Feb.       Mar.       April      May        June       July       Aug.       Sept.
-----------------------------------------------------------------------------------------------------------
1995       $168.83    $170.34    $183.65    $185.36    $201.81    $196.63    $191.97    $188.84    $186.59
-----------------------------------------------------------------------------------------------------------
1996       $199.47    $192.27    $189.90    $194.60    $188.11    $184.97    $179.92    $182.48    $190.16
-----------------------------------------------------------------------------------------------------------

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

     There were no reports on Form 8-K filed during the first nine months of fiscal 1996.

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



                                    ML FUTURES INVESTMENTS L.P.





                                    By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                  (General Partner)





Date:  November 11, 1996            By /s/JOHN R. FRAWLEY, JR.
                                       -----------------------
                                       John R. Frawley, Jr.
                                       President, Chief Executive Officer
                                       and Director





Date:  November 11, 1996            By /s/JAMES M. BERNARD
                                       -------------------
                                       James M. Bernard
                                       Chief Financial Officer,
                                       Treasurer and Senior Vice President