Form 10-Q
period 1997-03-31
ML FUTURES INVESTMENTS LP
filed 1997-05-14
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

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

           Delaware                                       13-3590615
------------------------------------           ---------------------------------
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

                                 212-236-4161
               --------------------------------------------------
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

                       This document contains 10 pages.
      There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                           March 31,    December 31,
                                              1997          1996
                                          ------------  ------------
ASSETS
------
Accrued interest                           $    46,144   $    60,983
Equity in commodity futures trading
 accounts:
    Cash and option premiums                10,510,753    17,891,525
    Net unrealized profit on open              901,403       163,702
     contracts
Investments                                 15,379,133     7,519,322
Receivable from investments                      7,464        50,934
                                          ------------  ------------

                TOTAL                      $26,844,897   $25,686,466
                                          ============  ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                    $   245,520   $   170,082
    Profit shares payable                      171,558        92,397
    Brokerage commissions payable               83,576       145,228
    Administrative fees payable                  2,389         3,773
                                          ------------  ------------

            Total liabilities                  503,043       411,480
                                          ------------  ------------

PARTNERS' CAPITAL:
    General Partner (1,787 and 1,787
     units)                                    393,136       368,402
    Limited Partners (117,946 and
     120,810 units)                         25,948,718    24,906,584
                                          ------------  ------------

            Total partners' capital         26,341,854    25,274,986
                                          ------------  ------------

                TOTAL                      $26,844,897   $25,686,466
                                          ============  ============

NET ASSET VALUE PER UNIT
  (Based on 119,733 and 122,597 Units
   outstanding)                               $ 220.00      $ 206.16
                                              ========      ========

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                        (a Delaware limited partnership)
                        -------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                           For the three       For the three
                                           months ended        months ended
                                             March 31,           March 31,
                                               1997                 1996
                                           -------------       -------------
REVENUES:
    Trading Profits (Loss):
        Realized                           $     506,511       $     650,996
        Change in unrealized                     737,701            (890,207)
                                           -------------       -------------

            Total trading results              1,244,212            (239,211)
                                           -------------       -------------

    Interest income                              137,457             303,266
    Income from investments                      707,117                -
                                           -------------       -------------

            Total revenues                     2,088,786              64,055
                                           -------------       -------------

EXPENSES:
    Profit shares                                171,558              60,937
    Brokerage commissions                        220,070             665,538
    Administrative fees                            6,129              17,065
                                           -------------       -------------

            Total expenses                       397,757             743,540
                                           -------------       -------------

NET INCOME (LOSS)                          $   1,691,029       $    (679,485)
                                           =============       =============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                              121,831             141,866
                                                 =======             =======
    Weighted average net income (loss)
        per General Partner and
        Limited Partner Unit                     $ 13.88             $ (4.79)
                                                 =======             =======

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
               For the three months ended March 31, 1997 and 1996
               --------------------------------------------------

                                                    Limited        General
                                       Units       Partners        Partner        Total
                                       -----       --------        -------        -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1995                     142,822   $ 27,463,765   $   347,972   $ 27,811,737

  Net Loss                                 -          (670,851)       (8,634)      (679,485)

  Redemptions                            (2,864)      (554,431)         -          (554,431)
                                     -----------  -------------  ------------  -------------

PARTNERS' CAPITAL,
  MARCH 31, 1996                        139,958   $ 26,238,483   $   339,338   $ 26,577,821
                                     ===========  =============  ============  =============

PARTNERS' CAPITAL,
  DECEMBER 31, 1996                     122,597   $ 24,906,584   $   368,402   $ 25,274,986

Net Income                                 -         1,666,295        24,734      1,691,029

Redemptions                              (2,864)      (624,161)         -          (624,161)
                                     -----------  -------------  ------------  -------------

PARTNERS' CAPITAL,
  MARCH 31, 1997                        119,733   $ 25,948,718   $   393,136   $ 26,341,854
                                     ===========  =============  ============  =============

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ----------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The ML Futures Investments L.P. (the "Partnership" or the "Fund") as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

    Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").


2.  INVESTMENT

    At March 31, 1997 the Partnership had an investment in ML Chesapeake Diversified L.L.C. ("Chesapeake LLC") and effective January 1, 1997, the Partnership has an additional investment in SJO Prospect Diversified Portfolio L.L.C. ("SJO LLC")

    Total revenues and fees with respect to such investments are set forth as follows:

                       Total           Brokerage      Administrative        Profit          Income from
                      Revenue         Commissions          Fees             Shares          Investments
                 ----------------  ----------------  ----------------  ----------------  -----------------

Chesapeake LLC    $       722,288   $       181,200   $         4,993   $       108,893   $        427,202
SJO LLC                   500,222           173,372             4,774            42,161            279,915
                 ----------------  ----------------  ----------------  ----------------  -----------------

Total             $     1,222,510   $       354,572   $         9,767   $       151,054   $        707,117
                 ================  ================  ================  ================  =================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

  The Partnership's revenues by reporting category for the three months ended March 31, 1997 and March 31, 1996 were as follows:

                                                  1997             1996
                                           ----------------   ---------------
        Interest rate and Stock Indices     $       238,165    $    (598,341)
        Commodities                                 368,821         (199,481)
        Currencies                                  268,194          115,850
        Energy                                      (14,900)         380,523
        Metals                                      383,932           62,238
                                           ----------------   ---------------

                                            $     1,244,212    $    (239,211)
                                           =================  ===============

The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Interest rate
 and Stock
 indices                $             --          $     105,784,889       $      23,233,479         $       4,981,659
Commodities                     4,031,182                   145,940                 435,505                   167,947
Currencies                      6,454,492                 9,673,691               4,329,546                 8,191,986
Energy                                  -                         -                       -                         -
Metals                          7,010,910                 1,175,579               1,788,579                 3,100,766
                       ------------------        ------------------      ------------------        ------------------

                        $      17,496,584         $     116,780,099       $      29,787,109         $      16,442,358
                       ==================        ==================      ==================        ==================

Substantially all of the Partnership's derivative instruments outstanding as of March 31, 1997 expire within one year.

The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Exchange
 traded                 $       4,564,058         $     106,497,229       $      23,668,984         $       7,277,636
Non-Exchange
  traded                       12,932,526                10,282,870               6,118,125                 9,164,722
                       ------------------        ------------------      ------------------        ------------------

                        $      17,496,584         $     116,780,099       $      29,787,109         $      16,442,358
                       ==================        ==================      ==================        ==================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1997 and the year ended December 31, 1996 was as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Interest rate
 and Stock
 indices                $      18,704,604         $      49,410,155       $     122,569,950         $      56,764,487
Commodities                     2,943,736                   275,967               5,564,897                 1,483,611
Currencies                     12,494,681                16,207,011              28,363,350                29,061,432
Energy                            852,600                   841,680               2,652,894                    41,980
Metals                          6,152,538                 1,312,218              10,444,937                 6,273,290
                       ------------------        ------------------      ------------------        ------------------

                        $      41,148,159         $      68,047,031       $     169,596,028         $      93,624,800
                       ==================        ==================      ==================        ==================

As of March 31, 1997 and December 31, 1996, $7,353,261 and $13,229,366 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit on the Partnership's open derivative instrument positions as of March 31, 1997, and December 31, 1996 were as follows:


                                    1997                           1996
                                    ----                           ----
                            Gross             Net            Gross             Net
                          Unrealized      Unrealized      Unrealized       Unrealized
                            Profit       Profit (Loss)      Profit        Profit (Loss)
                          ----------     -------------    -----------     -------------

Exchange
  traded                 $   682,314    $     586,275    $    157,089    $      154,714
Non-Exchange
  traded                     467,240          315,128         119,573             8,988
                        =============  ===============  ==============  ================

                         $ 1,149,554    $     901,403    $    276,662    $      163,702
                        =============  ===============  ==============  ================

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Operational Overview: Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc., ("MLIP")'s ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of April 1, 1997, the Partnership's assets were allocated as follows:

TRADING ADVISOR                       MARKETS TRADED           % ALLOCATION
---------------                       --------------           ------------

Chesapeake Capital Corporation        Diversified Program             29.47
Sjo, Inc.                             Diversified Program             28.38
Hyman Beck & Company, Inc.            Diversified Program             18.74
Willowbridge Associate Inc.           Diversified Program             17.37
Coral Rock Investments, Inc.          Leverage Program                 6.04
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

Performance Summary
-------------------

             During the first three months of 1996, the Fund's average month-end Net Assets equalled $27,529,130 and the Fund recognized gross trading losses of $239,211 or .087% of such average month-end Net Assets. Brokerage commissions of $665,538 or 2.42% Administrative fees of $17,065 or .06% and Profit Shares of $60,937 or .22% of average month-end Net Assets were paid. Interest income of $303,266 or 1.10% of average month-end Net Assets resulted in net loss of $679,485 or 2.47% of average month-end Net Assets, which resulted in a 12.12% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first three months of 1997, the Fund's average month-end Net Assets equalled $26,023,693 and the Fund recognized gross trading gains of $1,244,212 or 4.78% of such average month-end Net Assets. Brokerage commissions of $220,070 or .85%, Administrative fees of $6,129 or .02% and Profit Shares of $171,558 or .66% of average month-end Net Assets were paid. Interest income of $137,457 or .53% and earnings from investments of $707,117 or 2.72% of average month-end Net Assets resulted in net Income of $1,691,029 or 6.50% of average month-end Net Assets which resulted in a 6.71% increase in the overall Net Asset Value per Units since December 31, 1996.

         During the first three months of 1997 and 1996, the Fund experienced 4 profitable months and 2 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT

                        Jan.        Feb.        Mar.
                        -------     -------     -------
              1996      $252.05     $224.51     $189.90
              1997      $211.33     $219.04     $220.00


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

    There were no reports on Form 8-K filed during the first three months of fiscal 1997.

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



                            ML FUTURES INVESTMENTS L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1997         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1997         By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer,
                              and Director