Form 10-Q
period 1997-06-30
ML FUTURES INVESTMENTS LP
filed 1997-08-12
CIK 835666

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997
                               ---------------

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

           Delaware                                         13-3590615
-------------------------------                ---------------------------------
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

                                 212-236-5662
             ----------------------------------------------------
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

                       This document contains 11 pages.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------


                                                            June 30,     December 31,
                                                              1997          1996
                                                           -----------   -----------
ASSETS
------
Accrued interest                                               $41,874       $60,983
Equity in commodity futures trading accounts:
  Cash and option premiums                                   9,902,114    17,891,525
  Net unrealized profit on open contracts                      354,357       163,702
Investments                                                 14,604,852     7,519,322
Receivable from outside investments                            198,911        50,934
                                                           -----------   -----------

                TOTAL                                      $25,102,108   $25,686,466
                                                           ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
  Redemptions payable                                         $334,359      $170,082
  Brokerage commissions payable                                 75,068        92,397
  Profit shares payable                                         -            145,228
  Administrative fees payable                                    2,145         3,773
                                                           -----------   -----------

            Total liabilities                                  411,572       411,480
                                                           -----------   -----------

PARTNERS' CAPITAL:
  General Partners (1787 and 1787 Units)                       380,495       368,402
  Limited Partners (114169 and 120810 Units)                24,310,041    24,906,584
                                                           -----------   -----------

            Total partners' capital                         24,690,536    25,274,986
                                                           -----------   -----------

                TOTAL                                      $25,102,108   $25,686,466
                                                           ===========   ===========

NET ASSET VALUE PER UNIT

         (Based on 115956 and 122597 Units outstanding)        $212.93       $206.16
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

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                      For the three     For the three    For the six      For the six
                                      months ended      months ended     months ended     months ended
                                        June 30,          June 30,         June 30,         June 30,
                                          1997              1996             1997             1996
                                      ------------      ------------     ------------    -------------
REVENUES:
 Trading profits (loss):
   Realized                            $ (31,749)        $ 217,810       $  474,762       $   868,806
   Change in unrealized                 (547,046)         (512,358)         190,655        (1,402,565)
                                     ------------      ------------     ------------     -------------

     Total trading results              (578,795)         (294,548)         665,417          (533,759)
                                     ------------      ------------     ------------     -------------

 Interest income                         134,051           299,575          271,508           602,841
 Income (loss) from investments         (166,731)            -              540,386             -
                                     ------------      ------------     ------------     -------------
     Total revenues                     (611,475)            5,027        1,477,311            69,082
                                     ------------      ------------     ------------     -------------

EXPENSES:
 Profit shares                            (4,429)            7,930          167,129            68,867
 Brokerage commissions                   231,846           641,563          451,916         1,307,101
 Administrative fees                       6,624            16,450           12,753            33,515
                                     ------------      ------------     ------------     -------------

     Total expenses                      234,041           665,943          631,798         1,409,483
                                     ------------      ------------     ------------     -------------

NET INCOME (LOSS)                      $(845,516)        $(660,916)        $845,513       $(1,340,401)
                                     ============      ============     ============     =============

NET INCOME (LOSS) PER UNIT:
 Weighted average number of units
  outstanding                            118,734           137,802          120,283           139,835
                                     ============      ============     ============     =============

 Weighted average net income (loss)
  per Limited Partner
  and General Partner Unit                $(7.12)           $(4.80)           $7.03            $(9.59)
                                     ============      ============     ============     =============

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1997 and 1996
                -----------------------------------------------


                             Units        Limited       General       Total
                                          Partners      Partner
                           ---------    ------------   ---------   -----------
PARTNERS' CAPITAL,
  December 31, 1995          142,822     $27,463,765    $347,972   $27,811,737

Net loss                           -      (1,322,963)    (17,438)   (1,340,401)

Redemptions                   (8,709)     (1,664,201)          -    (1,664,201)
                           ---------    ------------   ---------   -----------

PARTNERS' CAPITAL,
  June 30, 1996              134,113     $24,476,601    $330,534   $24,807,135
                           =========    ============   =========   ===========

PARTNERS' CAPITAL,
  December 31, 1996          122,597     $24,906,584    $368,402   $25,274,986

Net income                         -         833,420      12,093       845,513

Redemptions                   (6,641)     (1,429,963)          -    (1,429,963)
                           ---------    ------------   ---------   -----------

PARTNERS' CAPITAL,
  June 30, 1997              115,956     $24,310,041    $380,495   $24,690,536
                           =========    ============   =========   ===========

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (A Delaware Limited Partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership" or the "Fund") as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.  INVESTMENTS

At June 30, 1997 the Partnership had investments in the ML Chesapeake Diversified L.L.C. ("Chesapeake LLC") and the Sjo Prospect Diversified Portfolio L.L.C. ("SJO LLC").

Total revenues and fees with respect to such investments is set forth as follows:


For the three months       Total      Brokerage     Administrative     Profit      Income (loss)
ended June 30, 1997       Revenue    Commissions         Fees          Shares     from Investments
                        ----------  -------------  ----------------   --------   ------------------
Chesapeake LLC           $(172,669)     $164,570            $ 4,702  $ (68,483)          $ (273,458)
SJO LLC                    284,581       163,117              4,660     10,077              106,727
                        ----------  -------------  ----------------   --------   ------------------

Total                     $111,912      $327,687            $ 9,362   ($58,406)           ($166,731)
                        ==========  =============  ================   ========   ==================

For the three months       Total      Brokerage     Administrative     Profit      Income (loss)
ended June 30, 1997       Revenue    Commissions         Fees          Shares     from Investments
                        ----------  -------------  ----------------   --------   ------------------
Chesapeake LLC            $549,619       $345,770            $9,695    $40,410             $153,744
SJO LLC                    784,803        336,489             9,434     52,238              386,642
                        ----------  -------------  ----------------   --------   ------------------

Total                   $1,334,422       $682,259           $19,129    $92,648             $540,386
                        ==========  =============  ================   ========   ==================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership's revenues by category for the respective periods were as follows:


                For the three  For the three  For the six   For the six
                 months ended  months ended   months ended  months ended
                   June 30,      June 30,       June 30,      June 30,
                     1997          1996           1997          1996
                -------------  -------------  ------------  ------------
Interest rate &
Stock indices      $(731,626)     $(477,951)    $(493,461)  $(1,076,292)
Commodities         (203,063)        64,394       165,758      (135,087)
Currencies           226,002        466,919       494,196       582,769
Energy               (67,090)       286,986       (81,990)      667,509
Metals               196,982       (634,896)      580,914      (572,658)
                -------------  -------------  ------------  ------------
                   $(578,795)     $(294,548)     $665,417     $(533,759)
                =============  =============  ============  ============

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                               1997                                                  1996
                               ----------------------------------------         -----------------------------------------
                                 Commitment to         Commitment to               Commitment to        Commitment to
                                Purchase (Futures,     Sell (Futures,            Purchase (Futures,     Sell (Futures,
                               Options & Forwards)  Options & Forwards)         Options & Forwards)   Options & Forwards)
                               -------------------  -------------------         -------------------   -------------------
Interest rate &
Stock Indices                       $33,873,111          $13,735,788                 $23,233,479           $ 4,981,659
Commodities                           1,276,732              129,300                     435,505               167,947
Currencies                           10,062,341           17,410,291                   4,329,546             8,191,986
Energy                                        -                    -                           -                     -
Metals                                7,903,107            3,449,055                   1,788,579             3,100,766
                               ----------------     ----------------            ----------------      ----------------

                                    $53,115,291          $34,724,434                 $29,787,109           $16,442,358
                               ================     ================            ================      ================


The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                               1997                                                  1996
                               ----------------------------------------         -----------------------------------------
                                 Commitment to         Commitment to               Commitment to        Commitment to
                                Purchase (Futures,     Sell (Futures,            Purchase (Futures,     Sell (Futures,
                               Options & Forwards)  Options & Forwards)         Options & Forwards)   Options & Forwards)
                               -------------------  -------------------         -------------------   -------------------
Exchange
  traded                            $35,157,043          $21,169,588                 $23,668,984            $7,277,636
Non-Exchange
  traded                             17,958,248           13,554,846                   6,118,125             9,164,722
                               ----------------     ----------------            ----------------      ----------------

                                    $53,115,291          $34,724,434                 $29,787,109           $16,442,358
                               ================     ================            ================      ================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1997 and the year ended December 31, 1996 were as follows:


                                               1997                                                   1996
                             -------------------------------------------          ------------------------------------------
                                  Commitment to        Commitment to                   Commitment to        Commitment to
                               Purchase (Futures,      Sell (Futures,                Purchase (Futures,     Sell (Futures,
                               Options & Forwards)   Options & Forwards)            Options & Forwards)  Options & Forwards)
                             ---------------------  --------------------          ---------------------  -------------------
Interest rate &
Stock Indices                    $18,388,344             $41,850,853                  $122,569,950            $56,764,487
Commodities                        2,728,356                 208,234                     5,564,897              1,483,611
Currencies                         9,741,681              13,917,167                    28,363,350             29,061,432
Energy                               866,145                 841,680                     2,652,894                 41,980
Metals                             6,753,709               1,739,276                    10,444,937              6,273,290
                                ------------            -------------                -------------           ------------

                                 $38,478,235             $58,557,210                  $169,596,028            $93,624,800
                                ============            =============                =============           ============

  As of June 30, 1997 and December 31, 1996, $2,256,799 and $13,229,366 of the
  Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:


                                             1997                                           1996
                             ----------------------------------               ---------------------------------
                                 Gross                Net                       Gross                  Net
                               Unrealized          Unrealized                 Unrealized           Unrealized
                                 Profit           Profit (Loss)                 Profit            Profit (Loss)
                             ------------         -------------               ----------          -------------
Exchange
  traded                         $126,643              $108,184                 $157,089              $154,714
Non-Exchange
  traded                          395,501               246,173                  119,573                 8,988
                             ------------         -------------               ----------          ------------
                                 $522,144              $354,357                 $276,662              $163,702
                             ============         =============               ==========          ============

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Operational Overview; Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc.'s, ("MLIP") ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of July 1, 1997, the Partnership's assets were allocated as follows:

Trading Advisor                      Markets Traded        % Allocation
---------------                      --------------        ------------
Chesapeake Capital Corporation        Diversified              29.38
Sjo, Inc.                             Diversified              29.77
Hyman Beck & Co., Inc.                Diversified              18.91
Willowbridge Associate Inc.           Diversified              15.83
Coral Rock Investments, Inc.          Currencies                6.11
                                                               -----
                                                              100.00%

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

Performance Summary
-------------------

         During the first six months of 1996, the Fund's average month-end Net Assets equaled $26,768,501 and the Fund recognized gross trading losses of $533,759 or 1.99% of average month-end Net Assets. Brokerage commissions of $1,307,101 or 4.88%, Administrative fees of $33,515 or .13% and Profit Shares of $68,867 or .26% of average month-end Net Assets were paid. Interest income of $602,841 or 2.25% of average month-end Net Assets resulted in a net loss of $1,340,401 or 5.01% of average month-end Net Assets, which resulted in a 5.01% decrease in the overall Net Asset Value per Unit since December 31, 1995.

         During the first six months of 1997, the Fund's average month-end Net Assets equaled $25,703,360 and the Fund recognized gross trading gains of $665,417 or 2.59% of average month-end Net Assets. Brokerage commissions of $451,916 or 1.76%, Administrative fees of $12,753 or .05% and Profit Shares of $167,129 or .65% of average month-end Net Assets were paid. Interest income of $271,508 or 1.06% and income from investments of $540,386 or 2.10% of average month-end Net Assets resulted in net gain of $845,513 or 3.29% of average month-end Net Assets which resulted in a 3.28% increase in the overall Net Asset Value per Unit since December 31, 1996.

         During the first six months of 1997 and 1996, the Fund experienced 6 profitable months and 6 unprofitable months.


                       MONTH-END NET ASSET VALUE PER UNIT
          ------------------------------------------------------------
                   Jan.     Feb.     Mar.      Apr      May      Jun
          ------------------------------------------------------------
          1996    $199.47  $192.27  $189.90  $194.60  $188.11  $184.97
          ------------------------------------------------------------
          1997    $211.33  $219.04  $220.00  $212.65  $214.10  $212.93
          ------------------------------------------------------------

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    There are no pending proceedings to which the Partnership or the General Partner is a party.

         On June 24, 1997, the Commodity Futures Trading Commission("CFTC") accepted an Offer of Settlement from Merrill Lynch Futures Inc. ("MLF") and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.", CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the CFTC that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act (the "Act"), relating to wash sales, and CFTC Regulation 1.37(a), relating to recordkeeping requirements. MLF agreed to cease and desist from violating Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         James M. Bernard, formerly a Senior Vice President of MLIP is no longer with the firm.

         Michael A. Karmelin has been appointed Chief Financial Officer, Vice President and Treasurer of MLIP. Mr. Karmelin assumed these positions on April 14, 1997, when he completed his tenure as Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin was born in 1947. Mr. Karmelin joined ML Hubbard in January 1994 as a Vice President. From May 1994 until he joined MLIP, Mr. Karmelin was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with Merrill Lynch & Co., Inc. ("ML&Co.") and Merrill Lynch, Pierce, Fenner & Smith Incorporated from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accountant examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits.
        ---------

    There are no exhibits required to be filed with this document.

    (b) Reports on Form 8-K.
        --------------------

    There were no reports on Form 8-K filed during the first six months of fiscal 1997.

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



                            ML FUTURES INVESTMENTS L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  August 12, 1997      By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                               John R. Frawley, Jr.
                               President, Chief Executive Officer
                               and Director



Date:  August 12, 1997      By /s/ MICHAEL A. KARMELIN
                               -----------------------
                               Michael A. Karmelin
                               Chief Financial Officer, Vice President
                               and Treasurer