Form 10-Q
period 1997-09-30
ML FUTURES INVESTMENTS LP
filed 1997-11-14
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                               --------------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 33-22864

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

                                 212-236-5662
                 --------------------------------------------
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

                       This document contains 13 pages.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------


                                          September 30,  December 31,
                                              1997           1996
                                          -------------  ------------

ASSETS
------

Accrued interest                            $    43,189   $    60,983
Equity in commodity futures trading
 accounts:
    Cash and option premiums                 10,419,287    17,891,525
    Net unrealized profit on open               213,911       163,702
     contracts
Investments                                  14,699,367     7,519,322
Receivable from outside investments              93,488        50,934
                                          -------------  ------------

                TOTAL                       $25,469,242   $25,686,466
                                          =============  ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                     $   147,596   $   170,082
    Brokerage commissions payable                77,900       145,228
    Profit shares payable                        20,738        92,397
    Administrative fees payable                   2,226         3,773
                                          -------------  ------------

            Total liabilities                   248,460       411,480
                                          -------------  ------------

PARTNERS' CAPITAL:
  General Partners (1787 and 1787 Units)        399,612       368,402
  Limited Partners (110993 and 120810        24,821,170    24,906,584
   Units)
                                          -------------  ------------

            Total partners' capital          25,220,782    25,274,986
                                          -------------  ------------

                TOTAL                       $25,469,242   $25,686,466
                                          =============  ============

NET ASSET VALUE PER UNIT

         (Based on 112780 and 122597            $223.63       $206.16
          Units outstanding)
                                          =============  ============

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                        For the three   For the three   For the nine    For the nine
                                         months ended    months ended    months ended    months ended
                                        September 30,   September 30,   September 30,   September 30,
                                             1997            1996            1997            1996
                                        -------------   -------------   -------------   -------------
REVENUES:
    Trading profits (loss):
        Realized                           $  933,226      $ (350,573)     $1,407,988      $  518,233
        Change in unrealized                 (140,446)      1,347,727          50,209         (54,838)
                                        -------------   -------------   -------------   -------------

            Total trading results             792,780         997,154       1,458,197         463,395
                                        -------------   -------------   -------------   -------------

    Interest income                           135,862         275,017         407,370         877,858
    Income from investments                   495,657               -       1,036,043               -
                                        -------------   -------------   -------------   -------------

            Total revenues                  1,424,299       1,272,171       2,901,610       1,341,253
                                        -------------   -------------   -------------   -------------

EXPENSES:
    Profit shares                             (60,371)          6,703         106,758          75,570
    Brokerage commissions                     245,034         596,822         696,950       1,903,923
    Administrative fees                         7,001          15,303          19,754          48,818
                                        -------------   -------------   -------------   -------------

            Total expenses                    191,664         618,828         823,462       2,028,311
                                        -------------   -------------   -------------   -------------

NET INCOME (LOSS)                          $1,232,635      $  653,343      $2,078,148      $ (687,058)
                                        =============   =============   =============   =============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                           114,971         131,858         118,512         137,174
                                        =============   =============   =============   =============

    Weighted average net income (loss)
       per Limited Partner
      and General Partner Unit                 $10.72           $4.95          $17.54          $(5.01)
                                        =============   =============   =============   =============
See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
             For the nine months ended September 30, 1997 and 1996
             -----------------------------------------------------

                                           Units      Limited       General       Total
                                                      Partners      Partner
                                        ----------  ------------  -----------  ------------
PARTNERS' CAPITAL,
  December 31, 1995                       142,822   $27,463,765     $347,972   $27,811,737

Net loss                                        -      (678,899)      (8,159)     (687,058)

Redemptions                               (15,384)   (2,890,524)           -    (2,890,524)
                                        ----------  ------------  -----------  ------------

PARTNERS' CAPITAL,
  September 30, 1996                      127,438   $23,894,342     $339,813   $24,234,155
                                        ==========  ============  ===========  ============

PARTNERS' CAPITAL,
  December 31, 1996                       122,597   $24,906,584     $368,402   $25,274,986

Net income                                      -     2,046,938       31,210     2,078,148

Redemptions                                (9,817)   (2,132,352)           -    (2,132,352)
                                        ----------  ------------  -----------  ------------

PARTNERS' CAPITAL,
  September 30, 1997                      112,780   $24,821,170     $399,612   $25,220,782
                                        ==========  ============  ===========  ============

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership" or the "Fund") as of September 30, 1997 and the results of its operations for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENTS

At September 30, 1997 the Partnership had investments in the ML Chesapeake Diversified L.L.C. ("Chesapeake LLC") and the ML Sjo Prospect L.L.C. ("SJO LLC").

Total revenues and fees with respect to such investments is set forth as follows:




For the three months
ended September 30,                  Total      Brokerage    Administrative  Profit            Income from
1997                                Revenue    Commissions        Fees       Shares             Investments
                                ----------------------------------------------------------------------------
Chesapeake LLC                    $  342,367   $  162,932         $ 4,655  $ 35,174               $  139,606
SJO LLC                              581,611      166,834           4,766    53,960                  356,051
                                ----------------------------------------------------------------------------

Total                             $  923,978   $  329,766         $ 9,421  $ 89,134               $  495,657
                                ============================================================================

For the nine months                 Total      Brokerage   Administrative   Profit               Income from
ended September 30, 1997           Revenue    Commissions       Fees        Shares              Investments
                                ----------------------------------------------------------------------------
Chesapeake LLC                    $  891,986   $  508,702         $14,350  $ 75,584               $  293,350
SJO LLC                            1,366,414      503,323          14,200   106,198                  742,693
                                ----------------------------------------------------------------------------

Total                             $2,258,400   $1,012,025         $28,550  $181,782               $1,036,043
                                ============================================================================

As significant investees, income statement information for Chesapeake LLC and SJO LLC is set forth as follows:


         ML CHESAPEAKE DIVERSIFIED L.L.C
         -------------------------------
         (a Delaware limited partnership)
         --------------------------------

               STATEMENTS OF INCOME
               --------------------

                                     For the three  For the nine
                                     months ended   months ended
                                     September 30,  September 30,
                                         1997           1997
                                   ------------------------------
REVENUES:
    Trading profits (loss):
        Realized                          $422,790     $1,341,688
        Change in unrealized               167,989        277,212
                                   ------------------------------

            Total trading results          590,779      1,618,900
                                   ------------------------------

    Interest income                        215,193        718,860
                                   ------------------------------

            Total revenues                 805,972      2,337,760
                                   ------------------------------

EXPENSES:
    Profit shares                           83,811        208,198
    Brokerage commissions                  379,319      1,281,244
    Administrative fees                     10,837         36,163
                                   ------------------------------

            Total expenses                 473,967      1,525,605
                                   ------------------------------

NET INCOME                                $332,005     $  812,155
                                   ==============================

              ML SJO PROSPECT L.L.C
              ---------------------
         (a Delaware limited partnership)
         --------------------------------

               STATEMENTS OF INCOME
               --------------------

                                     For the three  For the nine
                                     months ended   months ended
                                     September 30,  September 30,
                                         1997           1997
                                   ------------------------------
REVENUES:
    Trading profits (loss):
        Realized                        $  908,298     $1,597,045
        Change in unrealized               510,217      1,466,171
                                   ------------------------------

            Total trading results        1,418,515      3,063,216
                                   ------------------------------

    Interest income                        286,126        816,260
                                   ------------------------------

            Total revenues               1,704,641      3,879,476
                                   ------------------------------

EXPENSES:
    Profit shares                          158,538        303,774
    Brokerage commissions                  486,759      1,416,616
    Administrative fees                     13,908         40,011
                                   ------------------------------

            Total expenses                 659,205      1,760,401
                                   ------------------------------

NET INCOME                              $1,045,436     $2,119,075
                                   ==============================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

  The Partnership's revenues by category for the respective periods were as follows:


                   For the three         For the three      For the nine    For the nine
                    months ended          months ended      months ended    months ended
                   September 30,         September 30,     September 30,   September 30,
                        1997                  1996              1997            1996
                 ----------------------------------------------------------------------
Interest rate &
Stock indices           $ 17,797           $1,367,482      $ (475,664)      $ 291,190
Commodities              (93,018)            (251,601)         72,740        (386,688)
Currencies               802,203             (149,006)      1,296,399         433,763
Energy                      (800)             325,957         (82,790)        993,466
Metals                    66,598             (295,678)        647,512        (868,336)
                 --------------------------------------------------------------------
                        $792,780           $  997,154      $1,458,197       $ 463,395
                 ====================================================================

The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                  1997                                                1996
                 ------------------------------------             -----------------------------------------
                   Commitment to          Commitment to                 Commitment to        Commitment to
                 Purchase (Futures,      Sell (Futures,               Purchase (Futures,     Sell (Futures,
                Options & Forwards)    Options & Forwards)            Options & Forwards)  Options & Forwards)
                ------------------     ------------------             ------------------   -------------------
Interest rate &
Stock  Indices          $17,881,795       $15,948,417                    $23,233,479           $ 4,981,659
Commodities                       -           608,175                        435,505               167,947
Currencies                3,444,340         5,931,171                      4,329,546             8,191,986
Energy                            -                 -                              -                     -
Metals                    9,641,749         6,266,323                      1,788,579             3,100,766
                     --------------   ---------------                  -------------         -------------

                        $30,967,884       $28,754,086                    $29,787,109           $16,442,358
                    ===============   ===============                  =============         =============

The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:


                               1997                                                 1996
              -----------------------------------------            -----------------------------------------
                 Commitment to        Commitment to                    Commitment to        Commitment to
               Purchase (Futures,    Sell (Futures,                 Purchase (Futures,     Sell (Futures,
              Options & Forwards)   Options & Forwards)             Options & Forwards)   Options & Forwards)
              -----------------     -------------------             -------------------   -------------------
Exchange
  traded             $22,744,000       $18,529,226                     $23,668,984          $ 7,277,636
Non-Exchange
  traded               8,223,884        10,224,860                       6,118,125            9,164,722
                    ------------      ------------                    ------------         ------------

                     $30,967,884       $28,754,086                     $29,787,109          $16,442,358
                    ============      ============                    ============         ============

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:

                               1997                                                  1996
              -----------------------------------------            ----------------------------------------
                 Commitment to        Commitment to                    Commitment to        Commitment to
               Purchase (Futures,    Sell (Futures,                 Purchase (Futures,     Sell (Futures,
              Options & Forwards)   Options & Forwards)             Options & Forwards)   Options & Forwards)
              -----------------     ------------------             -------------------   -------------------
Interest rate &
Stock  Indices      $21,560,575       $38,546,832                      $122,569,950             $56,764,487
Commodities           2,181,985           234,018                         5,564,897               1,483,611
Currencies           10,115,529        16,373,522                        28,363,350              29,061,432
Energy                  866,145           841,680                         2,652,894                  41,980
Metals                7,114,209         3,157,007                        10,444,937               6,273,290
                   ------------      ------------                      ------------           -------------

                    $41,838,443       $59,153,059                      $169,596,028             $93,624,800
                   ============      ============                      ============           =============

  As of September 30, 1997 and December 31, 1996, $6,179,137 and $13,229,366
  of the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                          1997                        1996
              --------------------------   ---------------------------
                  Gross          Net          Gross            Net
                Unrealized   Unrealized     Unrealized     Unrealized
                  Profit    Profit (Loss)     Profit      Profit (Loss)
              -----------   ------------   ------------  --------------
Exchange
  traded        $309,419      $272,720       $157,089        $154,714
Non-Exchange
  traded         276,006       (58,809)       119,573           8,988
                --------      --------       --------        --------

                $585,425      $213,911       $276,662        $163,702
                ========      ========       ========        ========

4. RELATED PARTY TRANSACTIONS

        MLIP is currently reviewing certain aspects of the interest arrangements between the Partnership and certain affiliates of MLIP. The purpose of the review is to confirm that the Partnership received interest credits as described in its Prospectus. The results of this review have not been determined.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Operational Overview; Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc.'s ("MLIP") ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of October 1, 1997, the Partnership's assets were allocated as follows:

TRADING ADVISOR                   MARKETS TRADED  % ALLOCATION
---------------                   --------------  ------------

Chesapeake Capital Corporation    Diversified            28.53
Sjo, Inc.                         Diversified            29.75
Hyman Beck & Co., Inc.            Diversified            19.65
Willowbridge Associate Inc.       Diversified            16.10
Coral Rock Investments, Inc.      Currencies              5.97
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

Performance Summary
-------------------

         During the first nine months of 1996, the Fund's average month-end Net Assets equaled $25,833,815 and the Fund recognized gross trading gains of $463,395 or 1.79% of average month-end Net Assets. Brokerage commissions of $1,903,923 or 7.37%, Administrative fees of $48,818 or .19% and Profit Shares of $75,570 or .29% of average month-end Net Assets were paid. Interest income of $877,858 or 3.40% of average month-end Net Assets resulted in a net loss of $687,058 or 2.66% of average month-end Net Assets, which resulted in a 2.35% decrease in the overall Net Asset Value per Unit since December 31, 1995.

         During the first nine months of 1997, the Fund's average month-end Net Assets equaled $25,653,432 and the Fund recognized gross trading gains of $1,458,197 or 5.68% of average month-end Net Assets. Brokerage commissions of $696,950 or 2.71%, Administrative fees of $19,754 or .08% and Profit Shares of $106,758 or .42% of average month-end Net Assets were paid. Interest income of $407,370 or 1.59% and income from investments of $ 1,036,043 or 4.04% of average month-end Net Assets resulted in net gain of $2,078,148 or 8.1% of average month-end Net Assets which resulted in a 8.47% increase in the overall Net
Asset Value per Unit since December 31, 1996.

         During the first nine months of 1997 and 1996, the Fund experienced 10 profitable months and 8 unprofitable months.

                           MONTH-END NET ASSET VALUE PER UNIT

         Jan.     Feb.     Mar.      Apr      May      Jun      Jul      Aug      Sep
-----------------------------------------------------------------------------------------
1996    $199.47  $192.27  $189.90  $194.60  $188.11  $184.97  $179.92  $182.48  $ 190.16
----------------------------------------------------------------------------------------
1997    $211.33  $219.04  $220.00  $212.65  $214.10  $212.93  $231.40  $218.21  $ 223.63
----------------------------------------------------------------------------------------

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

  There were no reports on Form 8-K filed during the first nine months of fiscal 1997.

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


                            ML FUTURES INVESTMENTS L.P.






                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  November 14, 1997    By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  November 14, 1997    By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer, Vice President
                              and Treasurer