Form 10-Q
period 1998-03-31
ML FUTURES INVESTMENTS LP
filed 1998-05-11
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                ----------------

                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------

Commission File Number 33-22864

                           ML FUTURES INVESTMENTS L.P.
                          ----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

           Delaware                                       36-3590615
-------------------------------               ---------------------------------
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

                                  212-236-9757
              ----------------------------------------------------
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
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------


                                                                            March 31,          December 31,
                                                                              1998                1997
                                                                        -----------------   -----------------
ASSETS
------
Accrued interest                                                                 $42,117             $45,161
Equity in commodity futures trading accounts:
    Cash and option premiums                                                   9,645,272           9,749,760
    Net unrealized profit on open contracts                                      179,889             550,739
Investments                                                                   14,382,490          14,266,512
Receivable from investments                                                      173,412             299,255
Other receivable                                                                  81,166              51,715
                                                                        -----------------   -----------------

                TOTAL                                                         24,504,346         $24,963,142
                                                                        =================   =================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                         $278,652            $498,752
    Brokerage commissions payable                                                 73,323              76,811
    Profit Shares payable                                                        -                   -
    Administrative fees payable                                                    2,074               2,174
                                                                        -----------------   -----------------

            Total liabilities                                                    354,049             577,737
                                                                        -----------------   -----------------

PARTNERS' CAPITAL:
  General Partner (1787 and 1787 Units)                                          414,938             402,372
  Limited Partners (102217 and 106509 Units)                                  23,735,359          23,983,033
                                                                        -----------------   -----------------

            Total partners' capital                                           24,150,297          24,385,405
                                                                        -----------------   -----------------

                TOTAL                                                        $24,504,346         $24,963,142
                                                                        =================   =================

NET ASSET VALUE PER UNIT

         (Based on 104004 and 108296 Units outstanding)                          $232.21             $225.17
                                                                        =================   =================

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                           STATEMENTS OF INCOME
                           --------------------


                                            For the three      For the three
                                             months ended       months ended
                                              March 31,          March 31,
                                                1998                1997
                                          ------------------  -----------------
REVENUES:
    Trading profits (loss):
        Realized                                   $530,175           $506,511
        Change in unrealized                       (370,850)           737,701
                                          ------------------  -----------------

            Total trading results                   159,325          1,244,212
                                          ------------------  -----------------

    Interest income                                 128,173            137,457
    Income from investments                         697,815            707,117
                                          ------------------  -----------------

            Total revenues                          985,313          2,088,786
                                          ------------------  -----------------

EXPENSES:
    Profit shares                                   -                  171,558
    Brokerage commissions                           223,271            220,070
    Administrative fees                               6,379              6,129
                                          ------------------  -----------------

            Total expenses                          229,650            397,757
                                          ------------------  -----------------

NET INCOME                                         $755,663         $1,691,029
                                          ==================  =================

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                                 106,612            121,831
                                          ==================  =================

    Weighted average net income
       per Limited Partner
      and General Partner Unit                        $7.09             $13.88
                                          ==================  =================

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
               For the three months ended March 31, 1998 and 1997
               --------------------------------------------------



                                            Units         Limited Partners     General Partner         Total
                                       ----------------   ----------------    -----------------   ----------------
PARTNERS' CAPITAL,
  December 31, 1996                            122,597         $24,906,584            $368,402        $25,274,986

Net income                                       -               1,666,295              24,734          1,691,029

Redemptions                                     (2,864)           (624,161)              -               (624,161)
                                       ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  March 31, 1997                               119,733         $25,948,718            $393,136        $26,341,854
                                       ================   =================   =================   ================

PARTNERS' CAPITAL,
  December 31, 1997                            108,296         $23,983,033            $402,372        $24,385,405

Net income                                       -                 743,097              12,566            755,663

Redemptions                                     (4,292)           (990,771)              -               (990,771)
                                       ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  March 31, 1998                               104,004         $23,735,359            $414,938        $24,150,297
                                       ================   =================   =================   ================

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (A Delaware limited partnership)
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership" or the "Fund") as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2.   INVESTMENTS

  As of March 31, 1998 and December 31, 1997 the Partnership had investments in the ML Chesapeake Diversified L.L.C. ("Chesapeake LLC") and the ML Sjo Prospect L.L.C. ("SJO LLC") as follows:

                                  1998               1997
                            ----------------   ----------------

Chesapeake LLC               $   7,410,045      $   7,176,214
SJO LLC                          6,972,445          7,090,298
                            ----------------   ----------------
Total                        $  14,382,490      $  14,266,512
                            ================   ================

 Total revenues and fees with respect to such investments is set forth as follows:


For the three months           Total           Brokerage          Administrative        Profit           Income from
ended March 31, 1998          Revenue         Commissions              Fees             Shares           Investments
                          ---------------   ----------------    ------------------   ------------    --------------------
Chesapeake LLC                  $824,380           $162,505                $4,643       $131,693                $525,539
SJO LLC                          358,502            159,662                 4,562         22,002                 172,276
                          ---------------   ----------------    ------------------   ------------    --------------------

Total                         $1,182,882           $322,167                $9,205       $153,695                $697,815
                          ===============   ================    ==================   ============    ====================


For the three months          Total            Brokerage          Administrative        Profit           Income from
ended March 31, 1997          Revenue         Commissions              Fees             Shares           Investments
                          ---------------   ----------------    ------------------   ------------    --------------------
Chesapeake LLC                  $722,288           $181,200                $4,993       $108,893                $427,202
SJO LLC                          500,222            173,372                 4,774         42,161                 279,915
                          ---------------   ----------------    ------------------   ------------    --------------------

Total                         $1,222,510           $354,572                $9,767       $151,054                $707,117
                          ===============   ================    ==================   ============    ====================

     Condensed statements of financial condition as of March 31, 1998 and December 31, 1997 and statements of income for the three months ended March 31, 1998 and 1997 are set forth as follows:



                                                       1998                                   1997
                                       -------------------------------------  -------------------------------------
                                          Chesapeake             SJO             Chesapeake             SJO
                                              LLC                LLC                 LLC                LLC
                                       ------------------ ------------------  ------------------ ------------------

Assets                                      $17,505,551        $19,174,586         $17,195,182        $21,240,207
                                       ================== ==================  ================== ==================

Liabilities                                    $764,584           $568,783            $704,681         $2,058,617
Members' Capital                             16,740,967         18,605,803          16,490,501         19,181,590
                                       ------------------ ------------------  ------------------ ------------------

Total                                       $17,505,551        $19,174,586         $17,195,182        $21,240,207
                                       ================== ==================  ================== ==================

Revenues                                     $1,890,020           $972,284          $1,979,886         $1,409,347

Expenses                                        685,055            503,557             800,919            619,328
                                       ------------------ ------------------  ------------------ ------------------

Net Income                                   $1,204,965           $468,727          $1,178,967           $790,019
                                       ================== ==================  ================== ==================


3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership's total trading results by reporting category for the respective periods were as follows:

                                For the three         For the three
                                 months ended          months ended
                                  March 31,             March 31,
                                    1998                  1997
                             --------------------  --------------------
Interest rate &
Stock indices                           $343,382              $238,165
Commodities                              (33,072)              368,821
Currencies                              (198,284)              268,194
Energy                                     2,150               (14,900)
Metals                                    45,149               383,932
                             --------------------  --------------------
                                        $159,325            $1,244,212
                             ====================  ====================

The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                           1998                                                1997
                        -------------------------------------------       -------------------------------------------
                           Commitment to           Commitment to             Commitment to           Commitment to
                         Purchase (Futures,        Sell (Futures,          Purchase (Futures,        Sell (Futures,
                        Options & Forwards)     Options & Forwards)       Options & Forwards)     Options & Forwards)
                        -------------------     -------------------       -------------------     -------------------
Interest rate &
Stock Indices                $30,200,732              $14,107,765               $44,385,611             $11,883,229
Commodities                      274,750                  392,787                  -                        570,095
Currencies                    13,110,360               16,168,908                 2,030,107              14,234,764
Metals                         2,502,233                  987,354                 1,353,394               1,703,304
                        -----------------       ------------------        ------------------      ------------------
                             $46,088,075              $31,656,814               $47,769,112             $28,391,392
                        =================       ==================        ==================      ==================


The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                           1998                                                1997
                        -------------------------------------------       -------------------------------------------
                           Commitment to           Commitment to             Commitment to           Commitment to
                         Purchase (Futures,        Sell (Futures,          Purchase (Futures,        Sell (Futures,
                        Options & Forwards)     Options & Forwards)       Options & Forwards)     Options & Forwards)
                        -------------------     -------------------       -------------------     -------------------
Exchange
   traded                    $43,350,792              $26,994,245              $45,970,412              $24,361,153
Non-Exchange
   traded                      2,737,283                4,662,569                1,798,700                4,030,239
                        -----------------       ------------------        -----------------       ------------------
                             $46,088,075              $31,656,814              $47,769,112              $28,391,392
                        =================       ==================        =================       ==================


The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1998 and the year ended December 31, 1997 were as follows:


                                           1998                                                  1997
                        -------------------------------------------        ----------------------------------------------
                           Commitment to           Commitment to              Commitment to              Commitment to
                         Purchase (Futures,        Sell (Futures,           Purchase (Futures,           Sell (Futures,
                        Options & Forwards)     Options & Forwards)        Options & Forwards)        Options & Forwards)
                        -------------------     -------------------        -------------------        -------------------
Interest rate &
Stock  Indices               $39,312,343              $10,309,961                $23,451,890                 $30,553,601
Commodities                      274,750                  718,962                  1,662,055                     398,620
Currencies                    10,309,383               13,017,447                  9,044,965                  14,258,465
Energy                          -                        -                           866,145                     841,680
Metals                         1,963,162                1,009,282                  5,754,718                   2,949,551
                        -----------------       ------------------         ------------------         -------------------
                             $51,859,638              $25,055,652                $40,779,773                 $49,001,917
                        =================       ==================         ==================         ===================


The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                      1998                                    1997
                      -----------------------------------     -----------------------------------
                          Gross                 Net               Gross                 Net
                       Unrealized           Unrealized         Unrealized           Unrealized
                         Profit            Profit (Loss)         Profit               Profit
                      --------------       --------------     --------------       --------------
Exchange
   traded                  $295,074             $184,186           $552,949             $481,945
Non-Exchange
    traded                   23,593              (4,297)            101,308               68,794
                      --------------       --------------     --------------       --------------
                           $318,667             $179,889           $654,257             $550,739
                      ==============       ==============     ==============       ==============


Item 2:      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

                      MONTH-END NET ASSET VALUE PER UNIT

                      ----------------------------------
                               Jan.     Feb.    Mar.
                      ----------------------------------
                       1997    $211.33  $219.04 $220.00
                      ----------------------------------
                       1998    $229.37  $231.94 $232.21
                      ----------------------------------

Performance Summary

January 1, 1997 to March 31, 1997

         In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. January and February proved profitable for currencies; however, losses were incurred in March.

         Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Profits resulted from interest rate trading in February and March.

         In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. January and March saw losses in energy; however, February proved profitable.

         Agricultural commodity trading proved profitable throughout the quarter. Soybean prices reached their highest level in over eight years, on continued demand and fears that inventories could fall to critically low levels before the next harvest.


January 1, 1998 to March 31, 1998

         The Fund's positions in the global interest rate markets were profitable during the quarter. In Europe, an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe.

         Gold prices drifted sideways and lower as Asian demand continued to slow and demand in the Middle East was affected by low oil prices. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems.

         Trading results in stock index markets were mixed, but profitable, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Results in currency trading were also mixed, but unprofitable. In particular, the Swiss franc weakened versus the U.S. dollar.

         Agricultural commodity markets provided profitable trading results overall. Live cattle and hog prices trended downward throughout the quarter. Cotton prices moved mostly upward during the quarter, but prices dropped off sharply at the end of March.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

                          PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

             There are no pending proceedings to which the Partnership or the General Partner is a party.


Item 2.      Changes in Securities and Use of Proceeds

             (a)   None.
             (b)   None.
             (c)   None.
             (d)   None.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

           Mr. Michael A. Karmelin, Chief Financial Officer, Vice President and Treasurer of Merrill Lynch Investment Partners Inc. ("MLIP"), has announced that he will resign from MLIP effective April 15, 1998 to pursue other business opportunities. MLIP expects to announce his successor in the near future.

           The Fund will consolidate its trading accounts with those of certain other MLIP sponsored multi-advisor funds effective June 1, 1998.


Item 6.      Exhibits and Reports on Form 8-K.

     (a) Exhibits.
         --------

     There are no exhibits required to be filed with this report.

     (b) Reports on Form 8-K.
         -------------------

     There were no reports on Form 8-K filed during the first three months of fiscal 1998.

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



                                  ML FUTURES INVESTMENTS L.P.






                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)






Date:  May 11, 1998               By /s/ JOHN R. FRAWLEY, JR.
                                     -----------------------
                                    John R. Frawley, Jr.
                                    Chairman, Chief Executive Officer, President
                                    and Director






Date:  May 11, 1998               By /s/ SERGIO M. PAVONE
                                     --------------------
                                     Sergio M. Pavone
                                     Vice President and Controller
                                     (Chief Accounting Officer)