Form 10-Q
period 1998-06-30
ML FUTURES INVESTMENTS LP
filed 1998-08-13
CIK 835666

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               -----------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from              to
                                ----------      ----------
Commission File Number 33-22864

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

          Delaware                                        36-3590615
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
           Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York 10080-6106
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                212-236-5662
                ---------------------------------------------
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
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                     June 30,   December 31,
                                                      1998        1997
                                                  -----------   -----------
 ASSETS
 ------
 Accrued interest                                 $     2,038    $   45,161
 Equity in commodity futures trading accounts:
     Cash and option premiums                          31,856     9,749,760
     Net unrealized profit on open contracts          (28,396)      550,739
 Investments                                       21,778,562    14,266,512
 Receivable from investments                          249,937       299,255
 Other receivable                                      81,165        51,715
                                                  -----------   -----------

                 TOTAL                             22,115,162   $24,963,142
                                                   ==========   ===========

 LIABILITIES AND PARTNERS' CAPITAL
 ---------------------------------
 LIABILITIES:
     Redemptions payable                          $   253,437   $    45,161
     Brokerage commissions payable                      -            76,811
     Profit Shares payable                              -            -
     Administrative fees payable                        -             2,174
                                                  -----------   -----------

             Total liabilities                        253,437       577,737
                                                  -----------   -----------

 PARTNERS' CAPITAL:

   General Partner (1027 and 1787 Units)              228,908       402,372
   Limited Partners (97050 and 106509 Units)       21,632,817    23,983,033
                                                  -----------   -----------

             Total partners' capital               21,861,725    24,385,405
                                                  -----------   -----------

                 TOTAL                            $22,115,162   $24,963,142
                                                  ===========   ===========

 NET ASSET VALUE PER UNIT

          (Based on 98077 and 108296 Units
            outstanding)                          $    222.90   $    225.17
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

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                    For the      For the      For the    For the
                                     three        three         six        six
                                    months        months       months     months
                                     ended        ended        ended      ended
                                    June 30,     June 30,     June 30,   June 30,
                                     1998          1997        1998       1997
                                  ------------  -----------  ---------  ----------
REVENUES:
    Trading (loss) profits:
      Realized                     $(756,703)   $  (31,749)  $(226,528)   $   474,762
      Change in unrealized          (208,285)     (547,046)   (579,135)       190,655
                                  ------------  ----------   ---------    -----------

       Total trading results        (964,988)     (578,795)   (805,663)       665,417
                                  ------------  ----------   ---------    -----------

    Interest income                    76,870      134,051     205,043        271,508
    Income (loss) from investments     47,522     (166,731)    745,337        540,386
                                  ------------  ----------   ---------    -----------

            Total revenues           (840,596)    (611,475)    144,717      1,477,311
                                  ------------  ----------   ---------    -----------
EXPENSES:
    Profit shares                           -       (4,429)          -        167,129
    Brokerage commissions             128,223      231,846     351,494        451,916
    Administrative fees                 3,663        6,624      10,042         12,753
                                  ------------  ----------   ---------    -----------

            Total expenses            131,886      234,041     361,536        631,798
                                  ------------  ----------   ---------    -----------

NET (LOSS) INCOME                  $ (972,482)  $ (845,516)  $(216,819)   $   845,513
                                  ============  ==========   =========    ===========
NET (LOSS) INCOME PER UNIT:
    Weighted average number
     of units outstanding             101,967      118,734     104,290        120,283
                                  ============  ===========  =========    ===========

    Weighted average net income
       per Limited Partner
      and General Partner Unit     $    (9.54)  $    (7.12)  $   (2.08)    $     7.03
                                  ============  ===========  =========    ===========

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                For the six months ended June 30, 1998 and 1997
                -----------------------------------------------

                                             Units             Limited Partners         General Partner             Total
                                      -----------------      ------------------      ------------------      -----------------
PARTNERS' CAPITAL,
  December 31, 1996                             122,597             $24,906,584               $ 368,402            $25,274,986

Net income                                                              833,420                  12,093                845,513

Redemptions                                      (6,641)             (1,429,963)                      -             (1,429,963)
                                      -----------------      ------------------      ------------------      -----------------

PARTNERS' CAPITAL,
  June 30, 1997                                 115,956             $24,310,041               $ 380,495            $24,690,536
                                      =================      ==================      ==================      =================

PARTNERS' CAPITAL,
  December 31, 1997                             108,296             $23,983,033               $ 402,372            $24,385,405

Net loss                                              -                (212,606)                 (4,213)              (216,819)

Redemptions                                     (10,219)             (2,137,610)               (169,251)            (2,306,861)
                                      -----------------      ------------------      ------------------      -----------------

PARTNERS' CAPITAL,
  June 30, 1998                                  98,077             $21,632,817               $ 228,908            $21,861,725
                                      =================      ==================      ==================      =================

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                        (A Delaware limited partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership" or the "Fund") as of June 30, 1998 and the results of its operations for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2. INVESTMENTS

  Many of the multi-advisor funds (the "Multi-Advisor Funds") sponsored by Merrill Lynch Investment Partners Inc. ("MLIP") allocate their assets to a number of the same Trading Advisors. However, because different Multi-Advisor Funds have historically allocated assets to slightly different Advisor groups, the Multi-Advisor Funds have often been required to open and maintain individual trading accounts with each Advisor. MLIP has decided to consolidate the trading accounts of nine of its Multi-Advisor Funds (including the Partnership) as of June 1, 1998. The consolidation is achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in a limited liability company, ML Multi-Manager Portfolio L.L.C. ("MM LLC ") which will open a single account with each Advisor selected. MM LLC is managed by MLIP, initially has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts.


As of June 30, 1998 the Partnership had an investment in MM LLC and as of December 31, 1997 the Partnership had investments in the ML Chesapeake Diversified L.L.C. ("Chesapeake LLC") and the ML Sjo Prospect L.L.C. ("SJO LLC") as follows:

                                     1998                    1997
                             ------------------     ---------------------

           MM LLC                   $21,778,562               $         -
           Chesapeake LLC                     -                 7,176,214
           SJO LLC                            -                 7,090,298
                             ------------------     ---------------------
           Total                    $21,778,562               $14,266,512
                             ==================     =====================


During the second quarter of 1998, the Partnership withdrew its investments in Chesapeake LLC and SJO LLC.

Total revenues and fees with respect to such investments is set forth as follows:

For the three months      Total               Brokerage           Administrative            Profit           Income (loss) from
ended June 30, 1998      Revenue             Commissions               Fees                 Shares              Investments
                     ----------------      -----------------     -------------------     --------------    -----------------------
Chesapeake LLC              $  45,880               $108,083                 $ 3,088           $(13,332)                 $(51,959)
MM LLC                        234,031                161,203                   4,606             47,939                     20,283
SJO LLC                       192,515                101,205                   2,892              9,220                     79,198
                     ----------------      -----------------     -------------------     --------------    -----------------------

Total                       $ 472,426               $370,491                 $10,586           $ 43,827                  $  47,522
                     ================      =================     ===================     ==============    =======================

For the three months       Total                Brokerage           Administrative            Profit           (Loss)Income from
ended June 30, 1997       Revenue              Commissions               Fees                 Shares              Investments
                     ----------------      -----------------     -------------------     --------------    -----------------------
Chesapeake LLC              $(172,669)              $164,570                 $ 4,702           $(68,483)                 $(273,458)
SJO LLC                       284,581                163,117                   4,660             10,077                    106,727
                     ----------------      -----------------     -------------------     --------------    -----------------------

Total                       $ 111,912               $327,687                 $ 9,362           $(58,406)                 $(166,731)
                     ================      =================     ===================     ==============    =======================

For the six months         Total               Brokerage           Administrative            Profit            Income from
ended June 30, 1998       Revenue             Commissions               Fees                 Shares            Investments
                     ----------------     -----------------     -------------------     --------------   ----------------------
Chesapeake LLC             $  870,260              $270,588                 $ 7,731           $118,361                 $473,580
MM LLC                        234,031               161,203                   4,606             47,939                   20,283
SJO LLC                       551,017               260,867                   7,454             31,222                  251,474
                     ----------------     -----------------     -------------------     --------------   ----------------------

Total                      $1,655,308              $692,658                 $19,791           $197,522                 $745,337
                     ================     =================     ===================     ==============   ======================

For the six months         Total               Brokerage           Administrative            Profit            Income from
ended June 30, 1997       Revenue             Commissions               Fees                 Shares            Investments
                     ----------------     -----------------     -------------------     --------------   ----------------------
Chesapeake LLC             $  549,619              $345,770                 $ 9,695           $ 40,410                 $153,744
SJO LLC                       784,803               336,489                   9,434             52,238                  386,642
                     ----------------     -----------------     -------------------     --------------   ----------------------

Total                      $1,334,422              $682,259                 $19,129           $ 92,648                 $540,386
                     ================     =================     ===================     ==============   ======================

  Condensed statements of financial condition as of June 30, 1998 and December 31, 1997 and statements of income for the six months ended June 30, 1998 and 1997 are set forth as follows:

                                MM LLC                  Chesepeake LLC                     SJO LLC

                            June 30, 1998              December 31, 1997              December 31, 1997
                      --------------------------   --------------------------     ----------------------------
    Assets                        $  123,484,970                  $ 17,195,182                   $  21,240,207
                      ==========================    ==========================    ============================

    Liabilities                   $    3,872,011                  $    704,681                   $   2,058,617
    Members' Capital                 119,612,959                    16,490,501                      19,181,590
                      --------------------------    --------------------------    ----------------------------

    Total                         $  123,484,970                  $ 17,195,182                   $  21,240,207
                      ==========================    ==========================    ============================

                                MM LLC                         MM LLC

                         For the three  months            For the six months
                          ended June 30, 1998             ended June 30, 1998
                     ----------------------------     ------------------------------
    Revenues                     $    1,307,775                   $      1,307,775

    Expenses                          1,187,403                          1,187,403
                     --------------------------       ------------------------------

    Net Income                   $      120,372                   $        120,372
                     ==========================       ==============================

                                                                       Chesapeake LLC


                     For the three months ended  For the three months ended     For the six months ended   For the six months ended
                          June 30, 1998               June 30, 1997                  June 30, 1998              June 30, 1997
                     --------------------------  --------------------------  ---------------------------  --------------------------
    Revenues                  $   95,555                    $ (448,098)                $ 1,985,575                   1,531,788

    Expenses                      299,321                      250,719                     903,412                   1,051,638
                     --------------------------  --------------------------  ---------------------------  --------------------------

    Net (Loss) Income        $   (203,766)                  $ (698,817)                $ 1,082,163                     480,150
                     ==========================  ==========================  ===========================  ==========================

                                                                        SJO LLC

                     For the three months ended  For the three months ended     For the six months ended   For the six months ended
                          June 30, 1998               June 30, 1997                  June 30, 1998              June 30, 1997
                     --------------------------  --------------------------  ---------------------------  --------------------------
    Revenues           $      500,566              $              765,489      $         1,472,849          $     2,174,836

    Expenses                  299,321                             481,869                  802,877                1,101,197
                     --------------------------  --------------------------  ---------------------------  --------------------------

    Net Income         $      201,245              $              283,620      $           669,972          $     1,073,639
                     ==========================  ==========================  ===========================  ==========================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

As of June 1, 1998, the Partnership invested all of its assets in MM LLC. The Partnership is thus, invested indirectly in the trading of derivative instruments. The only derivative instruments held by the Partnership were offsetting commitments to purchase and sell the same derivative instruments on the same date in the future. These commitments were economically offsetting but were not, as a technical matter, offset in the forward market until settlement date.

  The Partnership's total trading results by reporting category for the respective periods were as follows:

                     For the three          For the three          For the six          For the six
                     months ended           months ended            months ended       months ended
                       June 30,               June 30,              June 30,             June 30,
                         1998                   1997                  1998                 1997
                 ------------------     ------------------     ----------------     ----------------
Interest rate &
Stock indices             $(192,268)             $(731,626)           $ 151,114            $(493,461)
Commodities                  (5,406)              (203,063)             (38,478)             165,758
Currencies                 (412,351)               226,002             (610,635)             494,196
Energy                      (14,150)               (67,090)             (12,000)             (81,990)
Metals                     (340,813)               196,982             (295,664)             580,914
                 ------------------     ------------------     ----------------     ----------------
                          $(964,988)             $(578,795)           $(805,663)           $ 665,417
                 ==================     ==================     ================     ================


The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                        1998                                                        1997
                    ----------------------------------------------------        --------------------------------------------
                        Commitment to                 Commitment to               Commitment to             Commitment to
                       Purchase (Futures,             Sell (Futures,            Purchase (Futures,          Sell (Futures,
                      Options & Forwards)           Options & Forwards)         Options & Forwards)       Options & Forwards)
                    ----------------------        ----------------------        ------------------        ------------------
Interest rate &
Stock  Indices                  $        -                    $        -               $44,385,611               $11,883,229
Commodities                              -                             -                         -                   570,095
Currencies                               -                             -                 2,030,107                14,234,764
Metals                           1,354,359                     1,354,359                 1,353,394                 1,703,304
                    ----------------------        ----------------------        ------------------        ------------------
                                $1,354,359                    $1,354,359               $47,769,112               $28,391,392
                    ======================        ======================        ==================        ==================


The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                         1998                                                  1997
                    ---------------------------------------------         ---------------------------------------------
                      Commitment to              Commitment to               Commitment to         Commitment to
                    Purchase (Futures,           Sell (Futures,           Purchase (Futures,       Sell (Futures,
                    Options & Forwards)        Options & Forwards)        Options & Forwards)      Options & Forwards)
                    ------------------         ------------------         ------------------         ------------------
Exchange
   traded                   $        -                 $        -                $45,970,412                $24,361,153
Non-Exchange
    traded                   1,354,359                  1,354,359                  1,798,700                  4,030,239
                    ------------------         ------------------         ------------------         ------------------
                            $1,354,359                 $1,354,359                $47,769,112                $28,391,392
                    ==================         ==================         ==================         ==================

The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1998 and the year ended December 31, 1997 were as follows:

                                      1998                                                      1997
                    ---------------------------------------------          ---------------------------------------------
                      Commitment to               Commitment to                Commitment to          Commitment to
                     Purchase (Futures,           Sell (Futures,             Purchase (Futures,       Sell (Futures,
                     Options & Forwards)        Options & Forwards)         Options & Forwards)     Options & Forwards)
                    ------------------         ------------------          ------------------       --------------------
Interest rate &
Stock  Indices             $31,221,962                $14,105,150                 $23,451,890                $30,553,601
Commodities                    387,145                    698,773                   1,662,055                    398,620
Currencies                   9,834,785                  9,514,085                   9,044,965                 14,258,465
Energy                               -                          -                     866,145                    841,680
Metals                       2,279,921                  1,249,665                   5,754,718                  2,949,551
                    ------------------         ------------------          ------------------         ------------------
                           $43,723,813                $25,567,673                 $40,779,773                $49,001,917
                    ==================         ==================          ==================         ==================

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                  1998                                         1997
                    -----------------------------------        ------------------------------------
                          Gross                Net                   Gross                 Net
                       Unrealized           Unrealized            Unrealized           Unrealized
                         Profit                Loss                 Profit               Profit
                    ---------------     ---------------        ---------------      ---------------
Exchange
   traded                   $     -            $      -               $552,949             $481,945
Non-Exchange
    traded                   82,488             (28,396)               101,308               68,794
                    ---------------     ---------------        ---------------      ---------------
                            $82,488            $(28,396)              $654,257             $550,739
                    ===============     ===============        ===============      ===============


Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The significant variations in both the statement of financial condition and the statement of operations line items is primarily due to the Partnership placing assets under the management of Advisors not through opening managed accounts with them but rather through investing in MM LLC.

                      MONTH-END NET ASSET VALUE PER UNIT

              Jan.       Feb.       Mar.       Apr.        May       Jun.
----------------------------------------------------------------------------
1997          $211.33    $219.04    $220.00    $212.65    $214.10    $212.93
----------------------------------------------------------------------------
1998          $229.37    $231.94    $232.21    $219.61    $222.70    $222.90
----------------------------------------------------------------------------

Performance Summary

January 1, 1997 to June 30, 1997

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

April 1, 1997 to June 30, 1997

     In the currency markets, the dollar underwent a significant correction in the Spring against the Japanese yen due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. Currency trading was profitable in April and June.

     Global interest rate trading provided varied results for the quarter. Profits were incurred in May and June. April's losses were due to U.S. bond prices moving in a directionless pattern, as investors remained concerned over inflation and its impact on further increases in interest rates by the U.S. Federal Reserve.

     Energy trading was unprofitable throughout the quarter. In June crude oil trended downward during the beginning of the month, before a sudden price reversal occurred amid speculation that Iraq exports could delayed until August. Price movement of heating oil and unleaded gas proved to be trendless.
be
     Agricultural commodity trading was profitable in April and May. May's profits were due to coffee prices surging beyond three dollars a pound for the first time in twenty years, on the possibility of frost in Brazil and reports of poor crops in smaller countries.

January 1, 1998 to June 30, 1998

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

April 1, 1998 to June 30, 1998

As swings in the U.S. dollar and developments in Japan affected bond markets, the Fund's interest rate trading during the quarter resulted in losses, particularly in Eurodollar deposits and U.S. Treasury bonds. Early in the quarter, Treasury trading was range-bound, as concern that the economy might be overheating was balanced by the potential impact of the Asian recession. Additionally, Australian bonds and bills saw a dramatic drop in prices in early June, as dollar-bloc currencies remained under pressure versus the U.S. dollar due to the Japanese/Asian crisis.

Metals and energy trading also resulted in losses. The depressed gold market weakened further following news of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion which was at the low end of expectations. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the quarter.

Results in currency trading were unprofitable, as the Japanese yen weakened during June to an eight-year low versus the U.S. dollar. Trading results in stock index markets were also unprofitable, as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the quarter and traded at a three-year low.

Agricultural commodity trading produced profits. The U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook and soybean prices traded in a volatile pattern for the second half of the quarter. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries.

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

         (a) None.
         (b) None.
         (c) None.
         (d) None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     Effective May 11, 1998, Jo Ann Di Dario became a Vice President, Treasurer and Chief Financial Officer of Merrill Lynch Investment Partners Inc. ("MLIP"). Ms. Di Dario was born in 1946. Before joining MLIP, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring the back office operations. From May 1992 to January 1996, Ms. Di Dario served as Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of the bank holding company and its wholly-owned subsidiary, Meridian Investment Company Inc. Ms. Di Dario managed the domestic treasury operation of First Fidelity Bank, a regional bank, from September 1991 to May 1992. From 1985 until December 1990, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a commodity pool operator and commodity trading advisor. Her background includes seven years of public accounting experience. She graduated with high honors from Stockton State College with a Bachelor of Science Degree in Accounting.


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.
         ---------

     There are no exhibits required to be filed with this report.

     (b) Reports on Form 8-K.
         --------------------

     There were no reports on Form 8-K filed during the first six months of fiscal 1998.

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



                            ML FUTURES INVESTMENTS L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   (General Partner)



Date:  August 11, 1998      By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date:  August 11, 1998      By /s/ JO ANN DI DARIO
                               -------------------
                               Jo Ann Di Dario
                               Vice President, Chief Financial Officer
                               and Treasurer