Form 10-Q
period 1999-06-30
ML FUTURES INVESTMENTS LP
filed 1999-08-12
CIK 835666

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                               ---------------

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

                   c/o Merrill Lynch Investment Partners Inc.
                           Princeton Corporate Campus
                      800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 609-282-6996
         -------------------------------------------------------------
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
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                 June 30,          December 31,
                                                                   1999               1998
                                                              ----------------   ----------------
ASSETS
Investment                                                       $ 19,285,879        $21,027,263
Receivable from investment                                            299,812            116,083
                                                              ----------------   ----------------

                TOTAL                                            $ 19,585,691        $21,143,346
                                                              ================   ================

LIABILITY AND PARTNERS' CAPITAL

   Liability-Redemptions payable                                 $    299,812        $   116,083

PARTNERS' CAPITAL:
  General Partner (1,027 and 1,027 Units)                             247,700            247,344
  Limited Partners (78,930 and 86,275 Units)                       19,038,179         20,779,919
                                                              ----------------   ----------------

            Total partners' capital                                19,285,879         21,027,263
                                                              ----------------   ----------------

                TOTAL                                            $ 19,585,691        $21,143,346
                                                              ================   ================

NET ASSET VALUE PER UNIT

         (Based on 79,957 and 87,302 Units outstanding)          $     241.20        $    240.86
                                                              ================   ================


See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                            For the three      For the three       For the six      For the six
                                             months ended       months ended       months ended     months ended
                                               June 30,           June 30,           June 30,         June 30,
                                                 1999               1998               1999             1998
                                           -----------------  -----------------   ---------------  ---------------
REVENUES:
    Trading (loss) profits:
        Realized                                  $       -         $ (756,703)         $      -      $  (226,528)
        Change in unrealized                              -           (208,285)                -         (579,135)
                                           -----------------  -----------------   ---------------  ---------------

            Total trading results                         -           (964,988)                -         (805,663)
                                           -----------------  -----------------   ---------------  ---------------

    Interest income                                       -             76,870                 -          205,043
    Income (loss) from investments                  135,786             47,522            23,801          745,337
                                           -----------------  -----------------   ---------------  ---------------

            Total revenues                          135,786           (840,596)           23,801          144,717
                                           ------------------------------------   ---------------  ---------------

EXPENSES:
    Brokerage commissions                                 -            128,223                 -          351,494
    Administrative fees                                   -              3,663                 -           10,042
                                           -----------------  -----------------   ---------------  ---------------

            Total expenses                                -            131,886                 -          361,536
                                           -----------------  -----------------   ---------------  ---------------

NET INCOME (LOSS)                                 $ 135,786         $ (972,482)         $ 23,801      $  (216,819)
                                           =================  =================   ===============  ===============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                  82,357            101,967            84,255          104,290
                                           =================  =================   ===============  ===============

    Weighted average net income (loss)
       per Limited Partner
       and General Partner Unit                   $    1.65         $    (9.54)         $   0.28      $     (2.08)
                                           =================  =================   ===============  ===============


See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                          ---------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1999 and 1998
                -----------------------------------------------

                                            Units          Limited Partners   General Partner          Total
                                       ----------------   -----------------   -----------------   ----------------
PARTNERS' CAPITAL,
  December 31, 1997                            108,296        $ 23,983,033           $ 402,372       $ 24,385,405

Net loss                                            --            (212,606)             (4,213)          (216,819)

Redemptions                                    (10,219)         (2,137,610)           (169,251)        (2,306,861)
                                       ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  June 30, 1998                                 98,077        $ 21,632,817           $ 228,908       $ 21,861,725
                                       ================   =================   =================   ================

PARTNERS' CAPITAL,
  December 31, 1998                             87,302        $ 20,779,919           $ 247,344       $ 21,027,263

Net income                                           -              23,445                 356             23,801

Redemptions                                     (7,345)         (1,765,185)                  -         (1,765,185)
                                       ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  June 30, 1999                                 79,957        $ 19,038,179           $ 247,700       $ 19,285,879
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

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (A Delaware limited partnership)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership" or the "Fund") as of June 30. 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.    INVESTMENTS

 As of June 30, 1999 and December 31, 1998, the Partnership had an investment in MM LLC of $19,285,879 and $21,027,263, respectively.

 Total revenues and fees with respect to the Fund's investment are set forth as follows:

For the six months             Total            Brokerage        Administrative         Profit           Income from
ended June 30, 1999           Revenue          Commissions            Fees              Shares           Investment
                           --------------    ----------------   -----------------    -------------    ----------------------
MM LLC                       $ 1,013,612           $ 894,713            $ 25,563         $ 69,535               $  23,801
                           ==============    ================   =================    =============    ====================


For the six months             Total            Brokerage        Administrative         Profit           Income from
ended June 30, 1998           Revenue          Commissions            Fees              Shares           Investments
                           --------------    ----------------   -----------------    -------------    ----------------------

Chesapeake LLC               $   870,260           $ 270,588            $  7,731         $118,361               $ 473,580
MM LLC                           234,031             161,203               4,606           47,939                  20,283
SJO LLC                          551,017             260,867               7,454           31,222                 251,474
                           --------------    ----------------   -----------------    -------------    --------------------

Total                        $ 1,655,308           $ 692,658            $ 19,791         $197,522               $ 745,337
                           ==============    ================   =================    =============    ====================


For the three months           Total            Brokerage        Administrative         Profit          Income (loss) from
ended June 30, 1999           Revenue          Commissions            Fees              Shares              Investment
                           --------------    ----------------   -----------------    -------------    ----------------------

MM LLC                       $   621,776           $ 439,344            $ 12,553         $ 34,093               $ 135,786
                           ==============    ================   =================    =============    ====================


For the three months           Total            Brokerage        Administrative         Profit          Income (Loss) from
ended June 30, 1998           Revenue          Commissions            Fees              Shares             Investments
                           --------------    ----------------   -----------------    -------------    ----------------------

Chesapeake LLC               $    45,880           $ 108,083            $  3,088         $(13,332)              $ (51,959)
MM LLC                           234,031             161,203               4,606           47,939                  20,283
SJO LLC                          192,515             101,205               2,892            9,220                  79,198
                           --------------    ----------------   -----------------    -------------    --------------------

Total                        $   472,426           $ 370,491            $ 10,586         $ 43,827               $  47,522
                           ==============    ================   =================    =============    ====================

During the second quarter of 1998, the Partnership withdrew its investment in Chesapeake LLC and SJO LLC.

  Condensed statements of financial condition and statements of operations for MM LLC, Chesapeake LLC and SJO LLC are set forth as follows:

                                               MM LLC

                                  June 30, 1999             December 31, 1998
                            --------------------------   ------------------------
     Assets                     $ 111,887,450                  $ 125,332,558
                            ==================              =================

     Liabilities                $   2,489,338                  $   4,949,082
     Members' Capital             109,398,112                    120,383,476
                            ------------------              -----------------

     Total                      $ 111,887,450                  $ 125,332,558
                            ==================              =================
                                                                 MM LLC

                           For the three months For the three months    For the six months      For the six months
                           ended June 30, 1999  ended June 30, 1998     ended June 30, 1999     ended June 30, 1998
                           -------------------   --------------------  -------------------    -------------------
     Revenues                    $ 3,525,206         $ 1,307,775          $ 5,756,093             $ 1,307,775

     Expenses                      2,686,982           1,187,403            5,492,766               1,187,403
                            -----------------   -----------------      ----------------        ----------------

     Net Income                    $ 838,224           $ 120,372          $   263,327             $   120,372
                            =================   =================      ================        ================
                                             Chesapeake LLC
                         For the three months ended    For the six months ended
                                  June 30, 1998            June 30, 1998
                         --------------------------    ------------------------

     Revenues                       $   95,555               $ 1,985,575

     Expenses                          299,321                   903,412
                            -------------------          ----------------

     Net (Loss)  Income             $ (203,766)              $ 1,082,163
                            ===================          ================

                                              SJO LLC

                         For the three months ended    For the six months ended
                                  June 30, 1998            June 30, 1998
                         --------------------------    ------------------------
     Revenues                       $ 500,566               $ 1,472,849

     Expenses                         299,321                   802,877
                            ------------------          ----------------

     Net Income                     $ 201,245                 $ 669,972
                            ==================          ================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however, the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

The credit risk associated with these instruments from counterparty non-performance is the Partnership's net unrealized profit included on the Statements of Financial Condition or, with respect to the Partnership assets invested in Trading LLCs and in MM LLC, the net unrealized profit included in the respective Statements of Financial Condition of the Trading LLCs and MM LLC.

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

Item 2:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------


                      MONTH-END NET ASSET VALUE PER UNIT


           Jan.       Feb.       Mar.       Apr.        May       Jun.
-------------------------------------------------------------------------
1998       $229.37    $231.94    $232.21    $219.61    $222.70    $222.90
-------------------------------------------------------------------------
1999       $237.81    $240.67    $239.59    $242.21    $240.30    $241.20
-------------------------------------------------------------------------

Performance Summary

January 1, 1998 to June 30, 1998
--------------------------------
January 1, 1998 to March 31, 1998

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

January 1, 1999 to June 30, 1999
--------------------------------
January 1, 1999 to March 31, 1999

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

April 1, 1999 to June 30, 1999

The Fund profited in interest rate trading from short positions in Euro dollars, U.S. 10-year Treasury notes and U.S. Treasury bonds as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates continued to rattle the financial markets.

Stock indices trading also resulted in gains overall for the quarter, as positions in the Hang Seng, Nikkei 225 and Topix Indices all generated profits as the equity indices rallied worldwide in April and June.

Trading in the agricultural markets also proved profitable for the Fund. Gains from live cattle and live hog positions offset losses from short corn positions. Agricultural commodities, in particular corn, were weak almost across the board as they are saddled with supply/demand imbalances. In the beginning of the quarter, continued wetness across the corn belt led to early planting delays.

The energy sector was profitable as positions in crude oil offset losses from short positions in natural gas and gas oil trading. The focus of attention in the natural gas markets since the end of winter was the sharply lower than year-ago storage injection activity. Crude oil prices rallied much higher and faster than expected following last quarter's ratification of an OPEC/non-OPEC agreement to cut production by over 2 million barrels per day. Natural gas prices also rallied sharply over the quarter, reflecting, in part, growing concerns about a decline in US natural gas production.

Currency trading resulted in losses for the Fund. Gains in Euro trading were offset by losses sustained in British pound trading and from short positions in the Canadian dollar.

After suffering under the weight of lower commodity prices and the Asian recession, the Canadian dollar underwent a significant rally in the first half of 1999, moving up about 3 cents from the end of 1998.

In the metals sector, gains from short gold positions were overshadowed by losses in copper and nickel trading. Throughout the first half of 1999, gold prices were in a state of gradual erosion and in early June, prices hit their lowest levels in over 20 years. Gold continued to show a lack of response to political and military events such as Kosovo and also lost much of its role as a monetary asset and flight to safety vehicle. The economic scenario for Asia, Brazil, emerging market nations and Europe helped keep copper and other base metals on the defensive as demand receded with virtually no supply side response.

YEAR 2000 COMPLIANCE

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

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the Partnership's 1998 Form 10-K, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remedation of the Y2K problem may cause a reduction in activity in the financial markets. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of June 25, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $80 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.



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

         There were no reports on Form 8-K filed during the first six months of fiscal 1999.

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



                            ML FUTURES INVESTMENTS L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   (General Partner)



Date:  August 10, 1999      By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date:  August 10, 1999       By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                               Michael L. Pungello
                               Vice President, Chief Financial Officer
                               and Treasurer