Form 10-Q
period 2000-06-30
ML FUTURES INVESTMENTS LP
filed 2000-08-14
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
                               ----------------
                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

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

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION

                                                             June 30,         December 31,
                                                              2000               1999
                                                           (unaudited)
                                                         ----------------  -----------------
ASSETS
------
Investment                                                   $ 14,578,289        $17,051,954
Receivable from investment                                        266,509            239,240
                                                         ----------------  -----------------
         TOTAL                                               $ 14,844,798        $17,291,194
                                                         ================  =================
LIABILITY AND PARTNERS' CAPITAL
-------------------------------
   Liability - Redemptions payable                           $    266,509        $   239,240

PARTNERS' CAPITAL:
   General Partner  (777 and 1,027 Units)                         181,631            244,458
   Limited Partners (61,582 and 70,606 Units)                  14,396,658         16,807,496
                                                         ----------------  -----------------
      Total partners' capital                                  14,578,289         17,051,954
                                                         ----------------  -----------------
         TOTAL                                               $ 14,844,798        $17,291,194
                                                         ================  =================
NET ASSET VALUE PER UNIT

   (Based on 62,359 and 71,633 Units outstanding)            $     233.78        $    238.05
                                                         ================  =================

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            For the three      For the three        For the six        For the six
                                             months ended       months ended        months ended       months ended
                                               June 30,           June 30,            June 30,           June 30,
                                                 2000               1999                2000               1999
                                           -----------------  -----------------   -----------------  -----------------
    Income (Loss) from investments           $        62,480    $       135,786     $     (288,057)    $        23,801
                                           -----------------  -----------------   -----------------  -----------------
NET INCOME (LOSS)                            $        62,480    $       135,786     $     (288,057)    $        23,801
                                           =================  =================   =================  =================
NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
       outstanding                                    65,546             82,357              67,785             84,255
                                           =================  =================   =================  =================
    Weighted average net income (loss)
       per General Partner
       and Limited Partner Unit              $          0.95    $          1.65     $        (4.25)    $          0.28
                                           =================  =================   =================  =================

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (unaudited)

                                     Units         General Partner     Limited Partners         Total
                               ----------------   -----------------   -----------------   ----------------
PARTNERS' CAPITAL,
  December 31, 1998                     87,302     $       247,344     $    20,779,919     $   21,027,263

Net income                                   -                 356              23,445             23,801

Redemptions                             (7,345)                  -          (1,765,185)        (1,765,185)
                               ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  June 30, 1999                         79,957     $       247,700     $    19,038,179     $   19,285,879
                               ================   =================   =================   ================

PARTNERS' CAPITAL,
  December 31, 1999                     71,633     $       244,458     $    16,807,496     $   17,051,954

Net loss                                     -              (3,562)           (284,495)          (288,057)

Redemptions                             (9,274)            (59,265)         (2,126,343)        (2,185,608)
                               ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  June 30, 2000                         62,359     $       181,631     $    14,396,658     $   14,578,289
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

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership") as of June 30, 2000, and the results of its operations for the six months ended June 30, 2000 and June 30, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   INVESTMENTS

As of June 30, 2000 and December 31, 1999, the Partnership had an investment in ML Multi Manager Portfolio LLC (MM LLC) of $14,578,289 and $17,051,954, respectively.

Total revenues and fees with respect to the Partnership's investment are set forth as follows:

For the three months           Total            Brokerage        Administrative         Profit        Gain from Investments
ended June 30, 2000           Revenue          Commissions            Fees              Shares
                           --------------    ----------------   -----------------    -------------    ----------------------
Investment in MM LLC              404,846             316,359               9,039           16,968                  62,480
                           --------------    ----------------   -----------------    -------------    --------------------

For the three months           Total            Brokerage        Administrative         Profit        Gain from Investments
ended June 30, 1999           Revenue          Commissions            Fees              Shares
                           --------------    ----------------   -----------------    -------------    ----------------------
Investment in MM LLC             621,776             439,344              12,553           34,093                 135,786
                           --------------    ----------------   -----------------    -------------    --------------------

For the six months             Total            Brokerage        Administrative         Profit        Loss from Investments
ended June 30, 2000           Revenue          Commissions            Fees              Shares
                           --------------    ----------------   -----------------    -------------    ----------------------
Investment in MM LLC             431,506             681,376              19,468           18,719                (288,057)
                           --------------    ----------------   -----------------    -------------    --------------------

For the six months             Total            Brokerage        Administrative         Profit        Gain from Investments
ended June 30, 1999           Revenue          Commissions            Fees              Shares
                           --------------    ----------------   -----------------    -------------    ----------------------
Investment in MM LLC           1,013,612             894,713              25,563           69,535                  23,801
                           --------------    ----------------   -----------------    -------------    --------------------

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                                 MM LLC                       MM LLC
                         ----------------------       ----------------------

                                June 30,                   December 31,
                                  2000                         1999
                              (unaudited)
                         ----------------------       ----------------------
Assets                    $         86,299,721         $        100,901,677
                         ======================       ======================

Liabilities               $          2,106,512         $          2,906,392
Members' Capital                    84,193,209                   97,995,285
                         ----------------------       ----------------------

Total                     $         86,299,721         $        100,901,677
                         ======================       ======================

                          For the three months         For the three months      For the six months          For the six months
                          ended June 30, 2000          ended June 30, 1999       ended June 30, 2000         ended June 30, 1999
                              (unaudited)                  (unaudited)               (unaudited)                 (unaudited)
                         ----------------------       ----------------------   -----------------------       ---------------------
Revenues                  $          2,293,884         $          3,525,206      $          2,451,925         $         5,756,093

Expenses                             1,888,994                    2,686,982                 3,986,134                   5,492,766
                         ----------------------       ----------------------   -----------------------       ---------------------

Net Income                $            404,890         $            838,224      $         (1,534,209)        $           263,327
                         ======================       ======================   =======================       =====================

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

MARKET RISK

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in MM LLC, the unrealized profit (loss) as reflected in the respective Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, and MM LLC, as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                 MONTH-END NET ASSET VALUE PER UNIT
----------------------------------------------------------------------------------------------------
                Jan.          Feb.          Mar.          Apr.          May           Jun.
----------------------------------------------------------------------------------------------------
1999            $237.81       $240.67       $239.59       $242.21       $240.30       $241.20
----------------------------------------------------------------------------------------------------
2000            $238.86       $237.06       $232.93       $233.23       $236.68       $233.78
----------------------------------------------------------------------------------------------------

Performance Summary

January 1, 1999 to June 30, 1999
--------------------------------
January 1 1999 to March 30, 1999

The Partnership profited from trading in crude oil, heating oil, and unleaded gas. As the year opened, the global oil balance continued to show signs of being lopsided with estimated year-end 1998 inventories at their highest levels since 1984. During January, petroleum stocks rose by 21 million barrels compared with a typical gain of 6 to 7 million barrels. Then, on March 23, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference. These new production cuts were scheduled to go into effect on April 1 and proved to be harbingers of higher prices for crude.

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

Interest rate trading proved profitable for the Partnership as well, as losses in Japanese 10-year government bonds were offset by gains in 10-year U.S. Treasury notes and German 10-year bonds. Early in January, the yield on the Japanese government 10-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

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

The Partnership also suffered losses in currency trading during the quarter, as losses in Japanese yen overpowered gains in Swiss francs. On a trade-weighted basis, the Swiss franc ended the quarter at close to a seven-month low, mostly as a result of the stronger U.S. dollar. In January, the yen had advanced by nearly 35% against the dollar since early in August, and the Bank of Japan lowered rates to keep the economy sufficiently liquid so as to allow fiscal spending to restore some growth to the economy and to drive down the surging yen.

Stock index trading was also unprofitable, as losses were sustained in Hang Seng and CAC40 positions. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index.

April 1, 1999 to June 30, 1999

The Partnership profited in interest rate trading from short positions in Euro dollars, U.S. 10-year Treasury notes and U.S. Treasury bonds as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates continued to rattle the financial markets.

Stock indices trading also resulted in gains overall for the quarter, as positions in the Hang Seng, Nikkei 225 and Topix Indices all generated profits as the equity indices rallied worldwide in April and June.

Trading in the agricultural markets also proved profitable for the Partnership. Gains from live cattle and live hog positions offset losses from short corn positions. Agricultural commodities, in particular corn, were weak almost across the board as they are saddled with supply/demand imbalances. In the beginning of the quarter, continued wetness across the corn belt led to early planting delays.

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

Currency trading resulted in losses for the Partnership. Gains in Euro trading were offset by losses sustained in British pound trading and from short positions in the Canadian dollar. After suffering under the weight of lower commodity prices and the Asian recession, the Canadian dollar underwent a significant rally in the first half of 1999, moving up about 3 cents from the end of 1998.

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

January 1, 2000 to June 30, 2000
--------------------------------
January 1 2000 to March 30, 2000

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

April 1, 2000 to June 30, 2000

Long natural gas positions proved to be profitable throughout the quarter; however, crude oil faced whipsaw market conditions. Prices on crude oil declined early in the quarter in the wake of OPEC's March decision to increase production; however, prices later rose as the International Energy Agency reported the need for additional OPEC oil to prevent a shortage in inventory. In June, long positions of light crude oil resulted in profits despite OPEC's agreement to raise the production ceiling effective July 1. Prices sustained their levels because the market was looking for a larger production hike.

Agriculture trading was profitable in the quarter as sugar and live hog positions outweighed losses from soybean trading. An exporter made the first sale of U.S. pork to China under a 1999 bilateral agricultural agreement, providing a new avenue of opportunity for U.S. pork producers. The mid-month USDA grain crop report projected a 12% rise in soybean inventories from last season. This resulted in fears of an abundance of supply and therefore, lower prices for the commodity. Forecasts of reduced Brazilian exports and crop damage in China and Pakistan combined with greater than expected demand from Russia, resulted in gains for the Partnership's long sugar positions.

Currency trading proved profitable for the Partnership. Gains from short Euro currency and long Swiss franc positions outweighed losses sustained in other currencies. Despite the dramatic interest rate hikes by the Swiss National Bank ("SNB") and the weakness of the Euro, the SNB said it will not keep the Swiss franc from rising. Short positions in the British pound and Canadian dollar resulted in gains for the sector during May. The pound was particularly weak in the wake of the Bank of England's references to "sterling overvaluation." The Euro rallied to U.S. $0.97 early in the month, but faced profit-taking after news of some capital outflow from Euroland.

Stock index trading was unprofitable due to losses sustained in Nikkei 225 and S&P 500 positions early in the quarter. Signs of rising inflation fueled fears that the Federal Reserve will continue to raise interest rates aggressively to slow the robust economy. However, the Nikkei 225 trading showed gains at the end of the quarter as well as did the All Ordinaries Index as the Australian Index finished higher in June.

In metals trading, short aluminum positions were profitable early in the quarter as a refinery indicated that it will return to operation this year, adding supply to the market. During the middle of the quarter, copper trading resulted in losses for the sector. A Freeport, Indonesia mine announced output cuts would not be as large as the Indonesian government had forecast, resulting in losses for the Partnership's long positions. Losses continued through the quarter as trading in both base and precious metals was unprofitable as losses were sustained in gold and aluminum positions. As has been the ongoing pattern, gold showed virtually no response to activities in the financial and equity markets, including the surge in energy prices.

Interest rate trading results were unprofitable for the quarter. Early on losses were incurred from U.S. Treasury bond and Euro 10-year bond trading. U.S. bond yields fell during the month as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. The Euro traded higher during May on reports that the European Central Bank may buy the currency to boost its value, but finally trading was again unprofitable as losses were incurred in Euro dollar and Japanese government bond positions. Short positions resulted in losses as the Euro dollar improved after the European Central Bank's 50 basis point repo rate hike.


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

          (b) REPORTS ON FORM 8-K.

          There were no reports on Form 8-K filed during the first six months of fiscal 2000.

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



                             ML FUTURES INVESTMENTS L.P.





                             By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                     (General Partner)




Date:  August 15, 2000       By /s/ JOHN R. FRAWLEY, JR.
                                ------------------------
                                John R. Frawley, Jr.
                                Chairman, Chief Executive Officer,
                                President and Director





Date:  August 15, 2000      By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                               Michael L. Pungello
                               Vice President, Chief Financial Officer
                               and Treasurer