Form 10-Q
period 2001-06-30
ML FUTURES INVESTMENTS LP
filed 2001-08-13
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

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

            Delaware                                       36-3590615
-------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                       c/o MLIM Alternative Strategies LLC
                (formerly Merrill Lynch Investment Partners, Inc.)
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION

                                                                         June 30,         December 31,
                                                                           2001               2000
                                                                        (unaudited)
                                                                      ----------------  -----------------
ASSETS
Investment in MM LLC                                                  $     13,312,240  $     14,260,889
Receivable from investment in MM LLC                                           351,347           250,414
                                                                      ----------------  -----------------

                TOTAL                                                 $     13,663,587  $     14,511,303
                                                                      ================  =================

LIABILITY AND PARTNERS' CAPITAL

   Redemptions payable                                                $        351,347  $        250,414
                                                                      ----------------  -----------------


            Total liabilities                                                  351,347           250,414
                                                                      ----------------  -----------------

PARTNERS' CAPITAL:
  General Partner (613 and 613 Units)                                          155,504           154,104
  Limited Partners (51,864 and 56,108 Units)                                13,156,736        14,106,785
                                                                      ----------------  -----------------

            Total partners' capital                                         13,312,240        14,260,889
                                                                      ----------------  -----------------

                TOTAL                                                 $     13,663,587  $     14,511,303
                                                                      ================  =================

NET ASSET VALUE PER UNIT

         (Based on 52,477 and 56,721 Units outstanding)               $         253.68  $         251.42
                                                                      ================  =================


See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          For the three    For the three     For the six      For the six
                                                          months ended     months ended     months ended     months ended
                                                            June 30,         June 30,         June 30,         June 30,
                                                              2001             2000             2001             2000
                                                        ----------------  ---------------   --------------   --------------
REVENUES:
    Income (loss) from investment in MM LLC                   (555,229)           62,480          126,558        (288,057)
                                                        ----------------  ---------------   --------------   --------------
NET INCOME (LOSS)                                       $     (555,229)   $       62,480    $     126,558    $   (288,057)
                                                        ================  ===============   ==============   ==============
NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding                   54,241            65,546           55,031          67,785
                                                        ================  ===============   ==============   ==============
    Net income (loss) per weighted average
        General Partner and Limited Partner Unit        $       (10.24)   $         0.95    $        2.30    $      (4.25)
                                                        ================  ===============   ==============   ==============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)

                                                      Units       General Partner   Limited Partners       Total
                                                ----------------  ---------------   ----------------   --------------
PARTNERS' CAPITAL,
  December 31, 1999                                   71,633      $      244,458    $    16,807,496    $  17,051,954
Net loss                                                   -              (3,562)          (284,495)        (288,057)
Redemptions                                           (9,274)            (59,265)        (2,126,343)      (2,185,608)
                                                ----------------  ---------------   ----------------   --------------
PARTNERS' CAPITAL,
  June 30, 2000                                       62,359      $      181,631    $    14,396,658    $  14,578,289
                                                ================  ===============   ================   ==============
PARTNERS' CAPITAL,
  December 31, 2000                                   56,721      $      154,104    $    14,106,785    $  14,260,889
Net income                                                 -               1,400            125,158          126,558
Redemptions                                           (4,244)                  -         (1,075,207)      (1,075,207)
                                                ----------------  ---------------   ----------------   --------------
PARTNERS' CAPITAL,
  June 30, 2001                                       52,477      $      155,504    $    13,156,736       13,312,240
                                                ================  ===============   ================   ==============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership") as of June 30, 2001, and the results of its operations for the three and six months ended June 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

 Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").

2.   INVESTMENTS

 As of June 30, 2001 and December 31, 2000, the Partnership had an investment in ML Multi Manager Portfolio LLC ("MM LLC") of $13,312,240 and $14,260,889, respectively.

 Total revenues and fees with respect to the Partnership's investment are set forth as follows:

For the three months     Total           Brokerage          Administrative         Profit         Loss from
ended June 30, 2001     Revenue         Commissions             Fees               Shares         Investment
                     -------------   -----------------   --------------------   ------------   ----------------
MM LLC (unaudited)     $ (297,472)     $      305,775      $           8,736      $ (56,754)     $    (555,229)
                     -------------   -----------------   --------------------   ------------   ----------------
For the three months     Total           Brokerage          Administrative         Profit         Income from
ended June 30, 2000     Revenue         Commissions             Fees               Shares         Investment
                     -------------   -----------------   --------------------   ------------   ----------------
MM LLC (unaudited)     $  404,846             316,359                  9,039         16,968      $      62,480
                     -------------   -----------------   --------------------   ------------   ----------------
For the six months       Total           Brokerage          Administrative         Profit         Income from
ended June 30, 2001     Revenue         Commissions             Fees               Shares         Investment
                     -------------   -----------------   --------------------   ------------   ----------------
MM LLC (unaudited)     $  930,911             593,952                 16,970        193,431      $     126,558
                     -------------   -----------------   --------------------   ------------   ----------------
For the six months       Total           Brokerage          Administrative         Profit         Loss from
ended June 30, 2000     Revenue         Commissions             Fees               Shares         Investment
                     -------------   -----------------   --------------------   ------------   ----------------
MM LLC (unaudited)     $  431,506             681,376                 19,468         18,719      $    (288,057)
                     -------------   -----------------   --------------------   ------------   ----------------

  Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                            MM LLC                MM LLC
                     -------------------   --------------------
                           June 30,            December 31,
                             2001                  2000
                          (unaudited)
                     -------------------   --------------------
Assets                $    230,082,899      $     252,995,756
                     ===================   ====================
Liabilities           $      2,269,975      $       5,383,789
Members' Capital           227,812,924            247,611,967
                     -------------------   --------------------
Total                 $    230,082,899      $     252,995,756
                     ===================   ====================

                       For the three months      For the three months      For the six months       For the six months
                        ended June 30, 2001       ended June 30, 2000      ended June 30, 2001      ended June 30, 2000
                           (unaudited)                (unaudited)              (unaudited)              (unaudited)
                     ------------------------  ------------------------  -----------------------  -----------------------
Revenues              $          (3,382,848)    $           2,293,884     $         13,625,090     $          2,451,925

Expenses                          3,064,693                 1,888,994                9,992,122                3,986,134
                     ------------------------  ------------------------  -----------------------  -----------------------

Net Income (Loss)     $          (6,447,541)    $             404,890     $          3,632,968     $         (1,534,209)
                     ========================  ========================  =======================  =======================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

 The Partnership invests all of its assets in MM LLC. Accordingly, the Partnership invests indirectly in derivative instruments, but does not itself hold any derivative instrument positions. The application of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the financial statements of the Partnership.

 MARKET RISK

 Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in MM LLC, the unrealized profit (loss) as reflected in the respective Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by MM LLC, as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

 The General Partner, MLIM Alternative Strategies LLC, ("MLIM AS LLC") (formerly, Merrill Lynch Investment Partners, Inc.) has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for MM LLC, and include calculating the Net Asset Value of the Advisors' respective MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure through MM LLC, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors through Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       MONTH-END NET ASSET VALUE PER UNIT

                Jan.          Feb.          Mar.          Apr.          May.          Jun.
2000            $238.86       $237.06       $232.93       $233.23       $236.68       $233.78
2001            $249.58       $251.97       $263.85       $256.16       $253.51       $253.68

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2001 to JUNE 30, 2001
--------------------------------
January 1, 2001 to March 31, 2001

Trading in the interest rate sector was highly profitable for the Partnership during the quarter. Long positions in the Euro resulted in gains in January. The impact of the weakening U.S. economy and the Federal Reserve's move to cut interest rates was felt throughout the interest rate futures market, as Euro futures contracts rose dramatically since December 2000. Euro-yen and Euro-bund cross futures trading produced gains for the sector.

Agricultural trading was profitable despite losses sustained early in the quarter. During January, the agricultural sector faced weak grain and oilseed prices. Excellent growing weather in the U.S., Argentina and Brazil, concerns about U.S. export potential and inventories at historically high levels, kept the markets on the defensive. Contract lows in cotton produced gains for short positions. The cotton market sank to a 15 year low as a result of short supply and increased demand. Potential increased planting, paired with a drop in demand, forced prices lower.

Currency trading resulted in gains for the Partnership. Losses were realized during January and February on long Euro and Swiss franc trading. After rallying from a low of 82--83 cents to 96 cents, the Euro fell back to the 90 cent level, despite strong fundamentals. This resulted in losses for the Partnership's long positions. The sector rebounded strongly in March on substantial gains from short Japanese yen positions.

Trading in the metals markets was successful. Losses from short silver positions were sustained in January as silver had a minor technical run as it reached it's four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak and on gold's failure to rally weighed on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

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

April 1, 2001 to June 30, 2001

Trading in agricultural commodities was profitable despite a sluggish start to the quarter. The market for grains has been weak throughout the beginning of 2001. Excellent crops in Argentina and Brazil and a good start to the U.S. growing season has resulted in weakness in the grain complex. Also, during the quarter, profits from short corn and cotton positions outweighed losses from soybeans.

Stock index trading was profitable for the Partnership as long NASDAQ 100 positions outweighed losses from DAX German Stock Index trading. Trading in S&P contracts was successful despite continued volatility.

Trading in the energy sector was down slightly. Despite profitable unleaded gas trading, losses were posted on long light crude oil and heating oil positions. Crude prices fell due to increased total inventories, stemming from the effects of crude oil stores rising more than 42 million barrels over the last few months. The energy sector faded from downside pressure from a slowing global economy, inventory surplus and OPEC's decision to leave production levels unchanged.

Currency trading suffered losses, particularly in Euro and Japanese yen positions. The further weakening of the Euro and yen displayed how the global economy is not immune to the slowdown of the U.S. economy. Gains were posted in the Canadian dollar at quarter end due to a healthy trade surplus and a favorable short-term interest rate differential.

The metals sector performed poorly. Weakness in the Euro, a decline in the Australian dollar to all time lows and producer and central bank selling sent gold prices lower. Silver trading was volatile, as China's silver exports have been high due to poor domestic demand, adversely affecting prices.

Trading in the interest rate markets was accounted for most of the Partnership's trading losses for the quarter. Positions in Euro-bund futures, three-month Euribor futures and U.S. 10-year notes were unprofitable.

JANUARY 1, 2000 to JUNE 30, 2000
--------------------------------
January 1, 2000 to March 31, 2000

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

Metals trading alternated from profitable to unprofitable during the quarter. In January, gains in aluminum positions outweighed losses in zinc and copper. Losses in aluminum and gold positions outweighed gains in nickel positions during February. In March, metals trading was slightly profitable as gains in silver positions outweighed losses in zinc and copper.

Short Swiss franc and Euro positions launched the quarter with gains after officials from the Group of Seven met and failed to express concern about the low levels of the European currency, however, the positions were unprofitable in February offsetting gains in Japanese yen positions. Short Euro positions then bounced back in March but were outweighed by losses in Japanese yen and British pound positions.

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

              There are no pending proceedings to which the Partnership or MLIM AS LLC is a party.

Item 2.      Changes in Securities and Use of Proceeds

             (a) None.
             (b) None.
             (c) None.
             (d) None.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

             Effective May 31, 2001, Merrill Lynch Investment Partners, Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. The change will have no impact on the Partnership's investors.

             All of the officers of MLIP continue in their former roles with MLIM AS LLC, except that also effective May 31, 2001, Ronald S. Rosenberg, formerly Chief Executive Officer of MLIP, became President of MLIM AS LLC and Fabio P. Savoldelli, formerly President of MLIP, became Chairman and Chief Executive Officer of MLIM AS LLC. In addition, each of the four directors of MLIP now serve on the board of managers of MLIM AS LLC.

Item 6.      Exhibits and Reports on Form 8-K.

             (a) EXHIBITS.

             There are no exhibits required to be filed with this report.

             (b) REPORTS ON FORM 8-K.

             There were no reports on Form 8-K filed during the first six months of fiscal 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ML FUTURES INVESTMENTS L.P.






                                     By:  MLIM ALTERNATIVE
                                          STRATEGIES LLC
                                          (formerly Merrill Lynch
                                          Investment Partners, Inc.)
                                          (General Partner)





Date:  August 13, 2001               By /s/ FABIO SAVOLDELLI
                                        --------------------
                                        Fabio Savoldelli
                                        Chairman, Chief Executive Officer
                                        and Manager






Date:  August 13, 2001               By /s/ MICHAEL L. PUNGELLO
                                        -----------------------
                                        Michael L. Pungello
                                        Vice President, Chief Financial Officer
                                        and Treasurer