Form 10-Q
period 2002-09-30
ML FUTURES INVESTMENTS LP
filed 2002-11-14
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

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

         Delaware                       36-3590615
-------------------------------        --------------
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

                                   609-282-6996
                    --------------------------------------------------
                   (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes   X   No
                                                                   ----     ---

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ML FUTURES INVESTMENTS L.P.
                              ---------------------------
                            (a Delaware Limited Partnership)
                             ------------------------------

                           STATEMENTS OF FINANCIAL CONDITION
                           ---------------------------------


                                                       September 30,       December 31,
                                                           2002                2001
                                                        (unaudited)
                                                       --------------     -------------
ASSETS
------
Investment in MM LLC                                   $    12,266,633    $  12,802,184
Receivable from investment in MM LLC                           111,275           93,869
                                                       ---------------    -------------

            TOTAL                                      $    12,377,908    $  12,896,053
                                                       ===============    =============

LIABILITY AND PARTNERS' CAPITAL
-------------------------------
Redemptions payable                                    $       111,275    $      93,869
                                                       ---------------    -------------

      Total liabilities                                        111,275           93,869
                                                       ---------------    -------------

PARTNERS' CAPITAL:

  General Partner (540 and 540 Units)                          143,066          136,997
  Limited Partners (45,760 and 49,922 Units)                12,123,567       12,665,187
                                                       ---------------    -------------

     Total partners' capital                                12,266,633       12,802,184
                                                       ---------------    -------------

            TOTAL                                  $        12,377,908    $  12,896,053
                                                       ===============    =============
NET ASSET VALUE PER UNIT

  (Based on 46,300 and 50,462 Units outstanding)       $        264.94    $     253.70
                                                       ===============    =============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (a Delaware Limited Partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)


                                                     For the three       For the three       For the nine        For the nine
                                                      months ended        months ended       months ended        months ended
                                                      September 30,       September 30,      September 30,       September 30,
                                                          2002                2001               2002                2001
                                                    -----------------   -----------------  -----------------   -----------------
REVENUES:

  Income from investment in MM LLC                  $         687,529   $         155,507  $         497,603   $         282,065
                                                    -----------------   -----------------  -----------------   -----------------

NET INCOME                                          $         687,529   $         155,507  $         497,603   $         282,065
                                                    =================   =================  =================   =================

NET INCOME PER UNIT:
  Weighted average number of General Partner
   and Limited Partner Units outstanding                       47,184              52,026             48,645              54,029
                                                    =================   =================  =================   =================

  Net income per weighted average
   General Partner and Limited Partner Unit         $           14.57   $            2.99  $           10.23   $            5.22
                                                    =================   =================  =================   =================


See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (a Delaware Limited Partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
              For the nine months ended September 30, 2002 and 2001
              -----------------------------------------------------
                                   (unaudited)


                                            Units         General Partner     Limited Partners         Total
                                       ----------------   -----------------   -----------------   -----------------
PARTNERS' CAPITAL,
  December 31, 2000                             56,721    $        154,104    $     14,106,785    $     14,260,889

Net income                                           -               3,246             278,819             282,065

Redemptions                                     (5,226)                  -          (1,324,777)         (1,324,777)
                                       ----------------   -----------------   -----------------   -----------------

PARTNERS' CAPITAL,
  September 30, 2001                            51,495    $        157,350    $     13,060,827    $     13,218,177
                                       ================   =================   =================   =================

PARTNERS' CAPITAL,
  December 31, 2001                             50,462    $        136,997    $     12,665,187    $     12,802,184

Net income                                           -               6,069             491,534             497,603

Redemptions                                     (4,162)                  -          (1,033,154)         (1,033,154)
                                       ----------------   -----------------   -----------------   -----------------

PARTNERS' CAPITAL,
  September 30, 2002                            46,300    $        143,066    $     12,123,567    $     12,266,633
                                       ================   =================   =================   =================


See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (a Delaware Limited Partnership)
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership") as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

     As of September 30, 2002 and December 31, 2001, the Partnership had an investment in ML Multi-Manager Portfolio ("MM LLC") of
     $12,266,633 and $12,802,184, respectively. As of September 30, 2002, and December 31, 2001, the Partnership's percentage ownership share of MM LLC was 6.81% and 6.35%, respectively.

     Total revenues and fees with respect to the Partnership's investment are set forth as follows:



                                        For the three months    For the three months   For the nine months    For the nine months
                                         ended September 30,     ended September 30,    ended September 30,    ended September 30,
                                                2002                    2001                    2002                   2001
                                             (Unaudited)             (Unaudited)            (Unaudited)             (Unaudited)
                                        --------------------    --------------------   --------------------   --------------------
Realized profit                         $         1,227,750     $           277,214    $         1,292,787    $         1,752,496
Change in unrealized profit (loss)                 (138,735)                183,136                139,954               (656,251)
Interest income                                      64,702                 109,913                195,265                404,929

Brokerage commissions                               256,447                 294,119                788,156                888,071
Administrative fees                                   7,328                   8,403                 22,519                 25,373
Profit shares                                       202,413                 112,234                319,728                305,665
                                        --------------------    --------------------   --------------------   --------------------

Income from investment                  $           687,529     $           155,507    $           497,603    $           282,065
                                        ====================    ====================   ====================   ====================

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:


                           September 30,               December 31,
                                2002                       2001
                            (unaudited)
                      -------------------------  -------------------------
Assets                $            189,596,747   $            207,788,190
                      =========================  =========================
Liabilities           $              9,508,371   $              6,324,407
Members' Capital                   180,088,376                201,463,783
                      -------------------------  -------------------------
Total                 $            189,596,747   $            207,788,190
                      =========================  =========================


                      For the three months    For the three months   For the nine months    For the nine months
                       ended September 30,     ended September 30,    ended September 30,    ended September 30,
                              2002                    2001                    2002                   2001
                           (Unaudited)             (Unaudited)            (Unaudited)             (Unaudited)
                      --------------------    --------------------   --------------------   --------------------
Revenues              $          9,813,392    $          7,879,447   $         13,871,769   $         21,504,537

Expenses                         3,513,739               4,976,570              8,472,745             14,968,692
                      --------------------    --------------------   --------------------   --------------------
Net Income            $          6,299,653    $          2,902,877   $          5,399,024   $          6,535,845
                      ====================    ====================   ====================   ====================



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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                  MONTH-END NET ASSET VALUE PER UNIT

      ---------------------------------------------------------------------------------------
                JAN.     FEB.    MAR.     APR.     MAY      JUN.     JUL.    AUG.     SEP.
      ---------------------------------------------------------------------------------------
       2001  $249.58  $251.97  $263.85  $256.16  $253.51  $253.68  $253.09  $254.51  $256.69
      ---------------------------------------------------------------------------------------
       2002  $246.27  $239.70  $243.32  $239.74  $242.38  $250.38  $254.47  $261.38  $264.94
      ---------------------------------------------------------------------------------------

     Performance Summary

     All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

     JANUARY 1, 2002 to SEPTEMBER 30, 2002
     -------------------------------------

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

     Trading in the metals sector was down for the quarter. Short positions in base metals were unsuccessful early on as base metals prices soared on the hope that an economic recovery in the United States would boost demand. Precious metal prices declined as the U.S. economy continued to show signs of stabilizing and inflation concerns waned. Long gold positioning generated gains as prices rose above $300 for the first time in two years.

     Currency trading resulted in losses for the Partnership. In January, gains were generated in short Japanese yen positions as the Japanese yen continued to depreciate against the U.S. dollar due to continued deterioration of economic fundamentals in Japan. In February, all of the futures traded currencies appreciated against the U.S. dollar, except the Canadian dollar. March was a relatively volatile month for G-7 currencies. The U.S. dollar fell from 133 to 127.50 Japanese yen during the first week, and then almost completely reversed the move by month-end, causing losses.

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

     July 1, 2002 to September 30, 2002

     Results from the interest rate sector provided solid positive performance for the Partnership. The yield curve on major debt instruments declined throughout the quarter. This market environment was supported by the increased risk aversion, the continued U.S. stock market decline and the conflicting reports regarding the pace of the U.S. economic recovery.
     The economic news from Europe also pointed to a weak recovery overseas.

     Stock index futures also brought strong positive returns for the quarter. The downward market trend created a good environment for the short positions. Investors in the equity markets were still liquidating equity exposure.

     The energy sector pulled in positive performance despite choppy market conditions throughout the quarter. Crude oil led the gains as continued talk of military action against Iraq builds a risk premium into prices.

     Agriculture commodities also had gains. Grains and soybeans rallied due to weather and supply concerns. The summer drought produced expectations of a reduced harvest this season. The sector returned some gains later in September, as recent harvests were not as bad as was feared.

     Metals produced gains this quarter, citing declines in precious and base metals throughout the quarter due to liquidation pressures in the market. Gold, however, had a weak rally during the second half of the quarter.

     Currency trading was the only sector with overall losses. The sector was choppy throughout the quarter making it difficult for any of the trend following traders to lock onto a market trend.

     The Partnership, as a member of a class of plaintiffs, received a settlement payment in August relating to certain copper trades made by a number of investors, including the Partnership, during a period in the mid-1990s. Members of the class were those who purchased or sold Comex copper futures or options contracts between June 24, 1993 and June 15, 1996. The amount of the settlement for the Partnership was $109,968, which is included in the realized profit of the Partnership. The effect of the settlement payment was included in the Partnership's performance in August.

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

     July 1, 2001 to September 30, 2001

     Trading in the interest rate sector was very successful as significant gains were realized throughout the quarter on Eurodollar positions. These gains more than offset losses on U.S. Treasury and Japanese ten-year bonds. Swiss franc short term interest rate contract trading and short Sterling 500 positions offset losses on long Gilt positions in September.

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

     Trading in the energy sector was moderately unsuccessful. The sector continued to face downside pressure as in the prior months. Natural gas prices fell as the heat wave in the Northeast dissipated. Oil prices sank, as traders feared the attacks would not only cripple the airline industry (a major consumer of oil), but would also trigger a global economic recession, cutting the demand for oil. Agricultural trading was unprofitable during the quarter. Early gains from coffee failed to outpace losses from corn and short wheat positions. Grain prices rose in July on concerns that hot and dry weather would cause lower 2001 production. Soybeans fell on fears of larger than expected crop outputs. Cotton fell to a 15-year low due to abundant crops. Cattle fell to a one-year low on demand concerns.

     Trading in the currency markets was unprofitable. Losses were sustained from Canadian dollar and Swiss franc positions early on. Short Japanese yen positions were unprofitable in August. Long British pound positions were profitable in September as the currency appreciated versus the U.S. dollar on concerns over the negative economic implications from the September 11 terrorist attacks.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

     Item 4. Controls and Procedures

     MLIM Alternative Strategies LLC, the General Partner of ML Futures Investments L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

          (b) REPORTS ON FORM 8-K.

          There were no reports on Form 8-K filed during the first nine months of fiscal 2002.

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

                                   ML FUTURES INVESTMENTS L.P.




                                   By:  MLIM ALTERNATIVE STRATEGIES LLC
                                          (General Partner)






Date:  November 14, 2002           By /s/ FABIO P. SAVOLDELLI
                                      -----------------------
                                      Fabio P. Savoldelli
                                      Chairman, Chief Executive Officer
                                      and Manager
                                      (Principal Executive Officer)







Date:  November 14, 2002           By /s/ MICHAEL L. PUNGELLO
                                      -----------------------
                                      Michael L. Pungello
                                      Vice President, Chief Financial
                                      Officer and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)

                                   EXHIBIT 99

         Form of Certification Pursuant to Section 1350 of Chapter 63
         ------------------------------------------------------------
                    of Title 180 of the United States Code
                    --------------------------------------

I, Fabio P. Savoldelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML Futures Investments L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
-----------------------

By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                   EXHIBIT 99

         Form of Certification Pursuant to Section 1350 of Chapter 63
         ------------------------------------------------------------
                    of Title 180 of the United States Code
                    --------------------------------------

I, Michael L. Pungello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML Futures Investments L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
-----------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)