Form 10-K
period 2002-12-31
ML FUTURES INVESTMENTS LP
filed 2003-03-31
CIK 835666

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2002
                                       or
                  / / Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 33-22864

                           ML FUTURES INVESTMENTS L.P.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        36-3590615
   ------------------------------                    -------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                    C/O MERRILL LYNCH INVESTMENT MANAGERS LLC
                                  222 BROADWAY
                                   27TH FLOOR
                             NEW YORK, NY 10038-2510
                             -----------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (609) 282-6996

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Limited Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                         /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership: as of February 1, 2003, limited partnership units with an aggregate value of $55,585,203 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
The registrant's "2002 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2002, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                           ML FUTURES INVESTMENTS L.P.

                       ANNUAL REPORT FOR 2002 ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                                     PART I

Item 1.    Business....................................................................................   1

Item 2.    Properties..................................................................................   5

Item 3.    Legal Proceedings...........................................................................   5

Item 4.    Submission of Matters to a Vote of Security Holders.........................................   5


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......................   5

Item 6.    Selected Financial Data.....................................................................   6

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......   8

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..................................  13

Item 8.    Financial Statements and Supplementary Data.................................................  15

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........  15


                                     PART III

Item 10.   Directors and Executive Officers of the Registrant..........................................  16

Item 11.   Executive Compensation......................................................................  17

Item 12.   Security Ownership of Certain Beneficial Owners and Management..............................  17

Item 13.   Certain Relationships and Related Transactions..............................................  18

Item 14.   Controls and Procedures.....................................................................  18


                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................  19

                                     PART I

ITEM 1: BUSINESS

        (a)      General Development of Business:

                 ML Futures Investments L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on November 14, 1988 and began trading operations on March 1, 1989. The Partnership made a single offering of its units of limited partnership interest ("Units"). Units may be redeemed as of the end of each calendar month. The Partnership engages currently, through an investment in a limited liability company (see below) in the speculative trading of a portfolio of futures, options on futures, forwards and options on forward contracts and related options in the currencies, interest rates, stock index, metals, agricultural and energy sectors of the world futures markets. The Partnership's objective is achieving, through speculative trading, substantial capital appreciation, over time.

                 MLIM Alternative Strategies LLC ("MLIM AS LLC"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), was the general partner of the Partnership. As of February 28, 2003 the general partner interest and the management authority of the Partnership was assigned from MLIM AS LLC to Merrill Lynch Investment Managers LLC ("MLIM LLC"), a wholly-owned subsidiary of MLIM, as part of an internal Merrill Lynch reorganization. This change did not affect the personnel involved in the management of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), is the Partnership's commodity broker.

                 Prior to October 1, 1996, the Partnership placed assets with the commodity trading advisors (the "Advisors") by opening individual managed accounts with them. For the period from October 1, 1996 to May 31, 1998, the Partnership placed assets with certain of the Advisors through investing in private funds ("Trading LLCs") sponsored by MLIM AS LLC, through which the trading accounts of different MLIM AS LLC-sponsored funds managed by the same Advisor pursuant to the same strategy were consolidated. The only members of the Trading LLCs were commodity pools sponsored by MLIM AS LLC. Placing assets with an Advisor through investing in a Trading LLC rather than a managed account had no economic effect on the Partnership, except to the extent that the Partnership benefited from the Advisor not having to allocate trades among a number of different accounts (rather than acquiring a single position for the Trading LLC as a whole). As of June 1, 1998, MLIM AS LLC consolidated the trading accounts of nine of its multi-advisor funds (the "Multi-Advisor Funds"), including the Partnership. The consolidation was achieved by having these Multi-Advisor Funds invest in a single Delaware limited liability company, ML Multi-Manager Portfolio LLC ("MM LLC"), which opened a single account with each Advisor selected. MM LLC has been managed by MLIM AS LLC, and is now being managed by MLIM LLC, has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts. The placement of assets into MM LLC did not change the operations or fee structure of the Partnership. The administrative authority over the Partnership, as well as MM LLC, remains with MLIM LLC.

                 Effective after the close of business on December 31, 2002, the Partnership combined its net assets with five other similar Multi-Advisor Funds to form a new ML Futures Investments L.P. (the "Combined Partnership") in a tax free reorganization. All of the Partnership's investors received new units of the Combined Partnership with an initial Net Asset Value per Unit of $1.00 in exchange for each of their original Units. The aggregate Net Asset Value of each investor's new Units is equal to the aggregate Net Asset Value of their original Units. Conversion of the shares had no adverse economic effect on investors in any of the Multi-Advisor Funds. The Combined Partnership will continue to invest through MM LLC and the combination of the Multi-Advisor Funds did not change the operations of MM LLC. The Combined Partnership's percentage of ownership of MM LLC was 32.32% immediately after the combination.

                 As of December 31, 2002, the Combined Partnership's capitalization was $56,057,893, and the Net Asset Value of a Unit was $1.00. Unless otherwise noted, financial information provided in this report for 2002 is for the Combined Partnership.

                 Through December 31, 2002, prior to combination, the highest month-end Net Asset Value per Unit was $267.42 (October 31, 2001) and the lowest was $99.88 (March 31, 1989).

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

                 MLIM LLC is the Partnership's trading manager, with responsibility for selecting Advisors to manage MM LLC's assets, allocating and reallocating MM LLC assets among different Advisors.

                 Considered as a whole, the Partnership, through its investment in MM LLC, trades in a diversified range of international markets. Certain Advisors, considered individually, concentrate primarily on trading in a limited portfolio of markets. The composition of the "sectors" included in the Partnership's portfolio varies substantially over time.

                 MLIM LLC may, from time to time, direct certain individual Advisors to manage their Partnership accounts as if they were managing more equity than the actual capital allocated to them.

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

                 As in the case of its market sector allocations, the Partnership's commitments to different types of markets -- U.S. and non-U.S., regulated and non-regulated -- differ substantially from time to time as well as over time.

                 Custody of Assets.

                 The majority of the Partnership's assets are currently held in customer accounts at Merrill Lynch.

                 Interest paid by Merrill Lynch on the Partnership's U.S. Dollar and non U.S. Dollar Assets

                 A majority of the Partnership's U.S. dollar assets invested in MM LLC are maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credits MM LLC with interest at the prevailing 91-day U.S. Treasury bill rate. MM LLC is credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to MM LLC, from possession of such assets.

                 Merrill Lynch charges the Partnership, through MM LLC, Merrill Lynch's cost of financing realized and unrealized losses on MM LLC's non-U.S. dollar-denominated positions.

                 Charges

                 The following table summarizes the charges incurred by the Partnership during 2002, 2001 and 2000 through MM LLC.

                                    2002                             2001                           2000
                       --------------------------------------------------------------------------------------------------
                                         % OF AVERAGE                     % OF AVERAGE                     % OF AVERAGE
                            DOLLAR        MONTH-END          DOLLAR        MONTH-END          DOLLAR        MONTH-END
     CHARGE                 AMOUNT        NET ASSETS         AMOUNT        NET ASSETS         AMOUNT        NET ASSETS
-------------------------------------------------------------------------------------------------------------------------
Brokerage
Commissions              $  5,036,531        8.68%        $   1,181,604       8.71%        $   1,264,386       8.55%
Administrative Fee            143,899        0.25%               33,760       0.25%               36,125       0.24%
Profit Shares               1,514,320        2.61%              261,917       1.93%              309,854       2.10%
                         ----------------------------     ----------------------------     ------------------------------
Total                    $  6,694,750       11.54%        $   1,477,281      10.90%        $   1,610,365      10.89%
                         ============================     ============================     ==============================

                 The Partnership's average month-end Net Assets, during 2002, 2001 and 2000 equaled $57,994,094, $13,558,376, and $14,783,696, respectively.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT          NATURE OF PAYMENT              AMOUNT OF PAYMENT
---------          -----------------              -----------------
MLPF&S             Brokerage Commissions          A flat-rate monthly commission of 0.729 of 1% (an 8.75% annual rate) of the
                                                  Partnership's month-end assets allocated to trading. As of December 31, 2002,
                                                  100% of the Partnership's assets were allocated to trading in MM LLC.

                                                  During 2002, 2001 and 2000, the Partnership, paid round-turn commissions through its investment in MM LLC. The estimated aggregate round-turn commission rate of
                                                  MM LLC for the years ended December 31, 2002, 2001 and 2000 are $59, $64, and
                                                  $82, respectively.

MLPF&S             Use of Partnership assets      Merrill Lynch may derive certain economic benefit from the deposit of certain of the Partnership's U.S. dollar assets in offset accounts.

MLIM LLC           Administrative Fees            The Partnership pays MLIM LLC a monthly Administrative Fee equal to 0.021 of 1%
                                                  (a 0.25% annual rate) of the Partnership's month-end assets allocated to trading.
                                                  As of December 31, 2002, 100% of the assets were allocated to trading in MM LLC.
                                                  MLIM LLC pays all of the Partnership's routine administrative costs.

Other              Bid-ask spreads                Bid-ask spreads on forward and related trades.
Counterparties

Advisors           Profit Shares                  All Advisors can receive quarterly or annual Profit Shares ranging from 20% to
                                                  25% (depending on the Advisor) of any New Trading Profit achieved by their
                                                  Partnership account. Profit Shares are also paid upon redemption of Units and upon the net reallocation of assets away from an Advisor. New Trading Profit is calculated separately in respect of each Advisor, irrespective of the overall performance of the Partnership. The Partnership may pay substantial Profit
                                                  Shares during periods when it is incurring significant overall losses.

Advisors           Consulting Fees                MLPF&S pays the Advisors annual Consulting Fees up to 2.5% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.

MLPF&S;            Extraordinary expenses         Actual costs incurred; none paid to date.
 Others

                 Regulation

                 MLIM LLC, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission, (the "CFTC") and the National Futures Association ("NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission (the "SEC"). However, MLIM AS LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

                 (i) through (xii) -- not applicable.

                 (xiii) The Partnership has no employees.

        (d) Financial Information about Foreign and Domestic Operations and Export Sales:

                 The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenue derived from customers in foreign countries. However, the Partnership trades, through its investment MM LLC, on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2: PROPERTIES

                 The Partnership does not use any physical properties in the conduct of its business.

                 The Partnership's administrative offices are the administrative offices of MLIM LLC (Merrill Lynch Investment Managers LLC, 222 Broadway, 27th Floor, New York, NY 10038-2510). MLIM LLC performs all administrative services for the Partnership from MLIM LLC's offices.

ITEM 3: LEGAL PROCEEDINGS

                 Merrill Lynch -- a partner of MLIM, which is the sole member of MLIM LLC -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM LLC or the Partnership.

                 MLIM LLC or the Partnership itself has never been the subject of any material litigation.

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

        (b)      Holders:

                 As of December 31, 2002, there were 2,798 holders of Units, including MLIM LLC.

        (c)      Dividends:

                 The Partnership has made no distributions, nor does MLIM LLC presently intend to make any distributions in the future.

        (d)      Securities Authorized for Issuance Under Equity Compensation
Plan:

                 Not applicable.

Item 5(b)

                 Not applicable.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership:

                                    FOR THE YEAR        FOR THE YEAR       FOR THE YEAR      FOR THE YEAR       FOR THE YEAR
                                       ENDED               ENDED              ENDED             ENDED               ENDED
                                     DECEMBER 31,        DECEMBER 31,       DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
STATEMENT OF OPERATIONS                 2002                2001               2000              1999               1998
-------------------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profit (Loss):
     Realized                      $             -    $              -    $             -   $             -         ($254,925)
     Change in Unrealized                        -                   -                  -                 -          (550,739)
                                  ---------------------------------------------------------------------------------------------
     Total Trading Results                       -                   -                  -                 -          (805,664)
                                  ---------------------------------------------------------------------------------------------

Interest Income                                  -                   -                  -                 -           204,729
                                  ---------------------------------------------------------------------------------------------
     Total Revenues                              -                   -                  -                 -          (600,935)
                                  ---------------------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions                       -                   -                  -                 -           351,493
     Profit Shares                               -                   -                  -                 -                 -
     Administrative Fees                         -                   -                  -                 -            10,043
                                  ---------------------------------------------------------------------------------------------
     Total Expenses                              -                   -                  -                 -           361,536
                                  ---------------------------------------------------------------------------------------------
Income (Loss) from Investments           1,978,179             131,917            708,390          (235,974)        2,470,236
                                  ---------------------------------------------------------------------------------------------
Net Income (Loss)                  $     1,978,179    $        131,917    $       708,390   $      (235,974)   $    1,507,765
                                  =============================================================================================

                                    DECEMBER 31,     DECEMBER 31,      DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
BALANCE SHEET DATA                     2002              2001              2000              1999               1998
--------------------------------------------------------------------------------------------------------------------------
Partnership Net Asset Value       $    56,057,893     $12,802,184       $14,260,889      $17,051,954        $21,027,263
Net Asset Value per Unit                    $1.00         $253.70           $251.42          $238.05            $240.86
                                  ----------------------------------------------------------------------------------------

The variations in income statement line items are primarily due to investing in Trading LLCs and in MM LLC.

------------------------------------------------------------------------------------------------------------------------------
                                             MONTH-END NET ASSET VALUE PER UNIT
------------------------------------------------------------------------------------------------------------------------------
           JAN.      FEB.      MAR.     APR.       MAY      JUNE      JULY      AUG.     SEPT.     OCT.      NOV.      DEC.
------------------------------------------------------------------------------------------------------------------------------
   1998   $229.37   $231.94  $232.21   $219.61   $222.70   $222.90   $223.22   $235.41  $240.44   $239.70   $239.90   $240.86
------------------------------------------------------------------------------------------------------------------------------
   1999   $237.81   $240.67  $239.59   $242.21   $240.30   $241.20   $241.69   $240.05  $236.56   $230.09   $236.27   $238.05
------------------------------------------------------------------------------------------------------------------------------
   2000   $238.86   $237.06  $232.93   $233.23   $236.68   $233.78   $230.43   $231.18  $224.20   $224.59   $237.40   $251.42
------------------------------------------------------------------------------------------------------------------------------
   2001   $249.58   $251.97  $263.85   $256.16   $253.51   $253.68   $253.09   $254.51  $256.69   $267.24   $254.23   $253.70
------------------------------------------------------------------------------------------------------------------------------
   2002   $246.27   $239.70  $243.32   $239.74   $242.38   $250.38   $254.47   $261.38  $264.94   $259.14   $258.11     $1.00
------------------------------------------------------------------------------------------------------------------------------

                 Pursuant to CFTC policy, monthly performance is presented only from January 1, 1998 even though Units were outstanding prior to such date.

                 After the close of business on December 31, 2002, the Partnership combined its assets with five other similar Multi Advisor Funds to form the Combined Partnership. All of the affected investors received new units of the Combined Partnership with an initial Net Asset Value per Unit of $1.00 in exchange for each of their original units. The aggregate Net Asset Value of of investor's new units is equal to the aggregate Net Asset Value of their original Units. The ratio of the Unit exchange by entity is listed below.

ML Futures Investments L.P.                          264.694900
ML Futures Investments II L.P.                       205.193438
The S.E.C.T.O.R. Strategy Fund L.P.                  207.382494
The Sector Strategy Fund II L.P.                     172.917074
The Sector Strategy Fund II L.P. Sector III Units    182.523103
The Sector Strategy Fund V L.P.                      147.310123
The Sector Strategy Fund VI L.P.                     134.331163

                           ML FUTURES INVESTMENTS L.P.
                                DECEMBER 31, 2002


    TYPE OF POOL: SELECTED-ADVISOR/PUBLICLY-OFFERED/"PRINCIPAL PROTECTED"(1)
                       INCEPTION OF TRADING: March 1, 1989
                      AGGREGATE SUBSCRIPTIONS: $130,705,893
                       CURRENT CAPITALIZATION: $56,057,893
                    WORST MONTHLY DRAWDOWN(2): (5.43)% (4/98)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (10.31)% (11/01-2/02)

                                  -------------

               NET ASSET VALUE PER UNIT, DECEMBER 31, 2002: $1.00

       ----------------------------------------------------------------
                           MONTHLY RATES OF RETURN(4)
       ----------------------------------------------------------------
       MONTH               2002      2001     2000      1999     1998
       ----------------------------------------------------------------
       January            (2.93)%   (0.73)%    0.34%   (1.27)%    1.87%
       ----------------------------------------------------------------
       February           (2.67)     0.96     (0.76)    1.20      1.12
       ----------------------------------------------------------------
       March               1.51      4.71     (1.74)   (0.45)     0.12
       ----------------------------------------------------------------
       April              (1.47)    (2.91)     0.13     1.09     (5.43)
       ----------------------------------------------------------------
       May                 1.10     (1.03)     1.48    (0.79)     1.41
       ----------------------------------------------------------------
       June                3.30      0.07     (1.23)    0.37      0.09
       ----------------------------------------------------------------
       July                1.63     (0.23)    (1.43)    0.20      0.14
       ----------------------------------------------------------------
       August              2.72      0.56      0.33    (0.68)     5.46
       ----------------------------------------------------------------
       September           1.36      0.85     (3.02)   (1.45)     2.14
       ----------------------------------------------------------------
       October            (2.19)     4.11      0.17    (2.73)    (0.31)
       ----------------------------------------------------------------
       November           (0.39)    (4.87)     5.70     2.68      0.08
       ----------------------------------------------------------------
       December            2.55     (0.21)     5.91     0.75      0.40
       ----------------------------------------------------------------
       Compound Annual
       Rate of Return      4.33%     0.91%     5.62%   (1.19)%    6.97%
       ----------------------------------------------------------------

                 (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. As the Partnership may allocate more than 25% of its trading assets to one or more Advisors, it is referred to as a "Selected-Advisor" fund. Certain funds, including funds sponsored by MLIM LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected". The Partnership has no such feature.

                 (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1998 by the Partnership; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                 (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1998 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                 (4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Advisor Selections

                 The Partnership's results of operations depend on MLIM LLC's ability to select Advisors and the Advisors' ability to trade profitably. MLIM LLC's selection procedures and trading leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only available information relevant to the Partnership's results of operations is its actual performance record to date. Because of the speculative nature of its trading, the Partnership's past performance is not necessarily indicative of its future results.

                 MLIM AS LLC has made and MLIM LLC expects to continue making frequent changes to both trading asset allocations among Advisors and Advisor combinations.

                 MLIM LLC's decision to terminate or reallocate assets among Advisors is based on a combination of numerous factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIM LLC's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIM LLC's principals is an important factor in its asset allocation decisions.

                 MLIM LLC has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. There can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Partnership.

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

2002

                 During 2002, all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary of 2002 describes the trading results for MM LLC during the year.

                 The Partnership's overall trading performance was successful with gains in interest rates and currency sectors contributing the most profits.

                 Results from the interest rate sector provided solid positive performance for the Partnership. Most profits were generated in the third quarter and the month of December. The yield curve on major debt instruments declined throughout the third quarter. This market environment was supported by the increased risk aversion, the continued U.S. stock market decline and the conflicting reports regarding the pace of the U.S. economic recovery. The economic news from Europe also pointed to a weak recovery overseas. During December, trading strategies capitalized on the lowered interest rates by the European Central Bank, causing the Euribor rates to trend higher.

                 Profits resulting from trading in the currency sector provided the Partnership with gains in the second quarter and December, which outweighed losses sustained during other periods in the year. The decline in the U.S. dollar during the first half of the year continued through June unabated, fueled by the decline in the U.S. equity markets. The trading strategies were able to capitalize on the declining U.S. dollar in December and weather the volatility of the currency market during the last two weeks of the year.

                 Agricultural commodities brought in slight trading gains for the year. A second and third quarter run up was able to offset the losses sustained in the first quarter and in December. The beginning of the year brought uncertainty in the global market place creating a difficult trading environment. The continued weakness in the U.S. dollar and low stockpiles in grains and soybeans aided in sustaining a price rally in the summer months. Grains and soybeans rallied due to weather and supply concerns. The summer drought produced expectations of a reduced harvest this season. The sector returned some gains later in September, as harvests were not as bad as was feared. The fourth quarter showed some significant profits in the short sugar positions as prices dropped hard in October. In December, soybeans had a large sell-off, which had a large impact on the soybean oil spread trade being held by the

Partnership.

                 The energy sector brought in losses for the year. Recoveries being made in August and September were completely reversed and worsened in October and November. Crude oil led the gains in August and September as continued talk of military action against Iraq built a risk premium into prices. In October, crude oil reversed sharply as fears over a war with Iraq subsided and reversed its long trend going from $31 a barrel to $27 during the month. In November, news of the Iraqi acceptance of the UN resolution for arms inspections was expected to further drive prices down but unexpectedly failed to do so, resulting in continued losses in the portfolio of short crude positions.

                 The metals sector incurred losses for the Partnership despite a settlement payment in August relating to certain copper trades made by a number of investors, including the Partnership, during a period in the mid-1990s. Members of the class were those who purchased or sold Comex copper futures or options contracts between June 24, 1993 and June 15, 1996. The effect of the settlement payment was included in the Partnership's performance in August.

                 The trading in stock indices found profits from its short positions during the second and third quarters of the year but were unable to offset losses in the first and last quarter. The strength of U.S. economic data continued to surprise on the upside, pointing toward a stronger recovery than expected, but the equity markets remained weak. The downward trending market created a good environment for the trend following traders, as investors in the equity markets were still liquidating equity exposure during the third quarter.

2001

                 During 2001, all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary of 2001 describes the trading results for MM LLC during the year.

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

                 Trading in the metals markets was successful. Silver prices reversed their earlier trend in February, as short positions were profitable. Silver trading continued to be volatile as China exports were high due to poor domestic demand, adversely affecting prices. Short positions in base metals posted gains in October as a weak economic outlook kept prices depressed. By year end, base metals reversed their downward trend on expectations of a quick economic recovery, generating losses on short positions.

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

2000

                 During 2000, all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary of 2000 describes the trading results for MM LLC during the year.

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

                 Interest rate trading was profitable for the Partnership. Short Eurodollar trading was profitable early in the year as the European Union ministers blamed the Euro's decline on rapid U.S. growth and fears that the Federal Reserve would continue to increase interest rates. By mid year, losses were incurred from U.S. Treasury bond and Euro ten-year bond trading as investors shifted to U.S. Treasuries due to increased volatility in the NASDAQ and other equity markets. Short Eurodollar turned unprofitable as the Euro improved after the European Central Bank's 50 basis point repo rate hike. Uncertainty surrounding the U.S. Presidential election caused investors to favor the bond markets over equities, resulting in significant gains for the Partnership's various long positions.

                 Trading in the currency markets was also successful. Short Euro positions were profitable after officials from the Group of Seven met in January and failed to express concern about the low levels of the currency. Despite steep interest rate hikes by the Swiss National Bank ("SNB") and the general weakness of the Euro, the SNB said it will not keep the Swiss franc from rising. Short British pound positions were profitable as the British pound was weak in the wake of the Bank of England's references to "sterling overvaluation". Short Japanese yen trading yielded gains in July as the Japanese yen finished weaker against the U.S. dollar in anticipation that the U.S. Federal Reserve would continue to raise interest rates. Short positions in the Canadian dollar resulted in gains as the currency weakened during November despite worsening U.S. dollar fundamentals, a large Canadian budget surplus and plans for tax cuts in Canada.

                 Energy trading was profitable throughout the year as prices continued to surge. Despite the possibility of OPEC increasing oil production, crude oil prices continued to rise as such a hike would still leave oil inventories much below normal. Light crude oil prices continued to rise in June even though OPEC agreed to increase production on July 1. The market was looking for a larger production hike. By November, oil prices were pushed higher as a result of temperatures significantly lower than the previous year combined with a large inventory deficit.

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

                 Metals trading alternated between profitability and unprofitability during the year. Copper trading resulted in losses after a Freeport, Indonesia mine announced output cuts would not be as severe, damaging the Partnership's long positions. Gold prices declined for most of 2000 as investors were discouraged from the drop in the Euro, severe weakness in the Australian dollar along with sharp decreases in the South African Rand and Indian rupee. Nickel prices declined from slowing demand for stainless steel in Europe and Asia.

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

                 The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership's assets allocated to trading. The only Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis. Gross profitability is in turn affected by the percentages of the Partnership's assets allocated to trading. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

                 Past Performance Not Necessarily Indicative of Future Results

                       The Partnership trades, through its investment in MM LLC. The following commentary describes the Partnership's investment in MM LLC.

                 The Partnership is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments traded by it is integral, not incidental, to the Partnership's main line of business.

                 Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flows. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

                 The Partnership, under the direction of its Advisors, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

                 Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representations that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempt to manage market risk.

Quantifying the Partnership's Trading Value at Risk

                 QUANTITATIVE FORWARD-LOOKING STATEMENTS

                 The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

                 The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flows (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

                 Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% - 99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels. Maintenance margin levels are established by dealers and exchanges using historical price studies, as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

                 In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

                 The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

                 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

                 The following table indicates the average, highest and lowest trading Value at Risk associated with MM LLC's open positions by market category for the fiscal years. During the fiscal year 2002, MM LLC's average capitalization was approximately $183,710,108.

                                    DECEMBER 31, 2002
                                    -----------------

                        AVERAGE         % OF AVERAGE      HIGHEST VALUE      LOWEST VALUE
MARKET SECTOR       VALUE AT RISK      CAPITALIZATION        AT RISK           AT RISK
--------------      -------------      --------------   -----------------   --------------
Interest Rates      $   1,982,492               1.08%     $    6,027,760     $  1,126,145
Currencies              1,940,784               1.05%          2,656,498          458,506
Stock Indices             808,622               0.44%          1,315,273          352,638
Metals                    531,037               0.29%          1,026,859           70,350
Commodities               644,963               0.35%            860,558          209,912
Energy                    529,806               0.29%          1,174,840          254,025
                    -------------  -------------------  -----------------   --------------

TOTAL               $   6,437,704               3.50%     $   13,061,788     $  2,471,576
                    =============  ===================  =================   ==============

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The financial statements required by this Item are included in
Exhibit 13.01.

Selected Quarterly Financial Data
   ML Futures Investments LP (before combination)

Net Income by Quarter
Eight Quarters through December 31, 2002

                          FOURTH        THIRD        SECOND       FIRST        FOURTH       THIRD        SECOND        FIRST
                         QUARTER       QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER       QUARTER
                           2002          2002         2002         2002         2001         2001         2001          2001
                           ----          ----         ----         ----         ----         ----         ----          ----
Total Income             $ 230,138   $ 1,153,717   $  713,224   $ (238,935)  $  108,024   $  570,263   $ (297,472)  $ 1,228,383
Total Expenses             250,248       466,188      378,503      285,712      258,172      414,756      257,757       546,596
                        -------------------------------------------------------------------------------------------------------
Net Income               $ (20,110)  $   687,529   $  334,721   $ (524,647)  $ (150,148)  $  155,507   $ (555,229)  $   681,787
                        =======================================================================================================

Net Income per Unit      $   (0.44)  $     14.57   $     6.90   $   (10.44)  $    (2.93)  $     2.99   $   (10.24)  $     12.21

                 The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  There were no changes in or disagreements with independent auditors on accounting or financial disclosure.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a,b)    Identification of Directors and Executive Officers:

                 As a limited partnership, the Partnership itself has no officers or directors and is managed by MLIM LLC. Trading decisions are made by the Advisors on behalf of the Partnership. MLIM LLC promotes the Partnership and is its controlling person.

                 The managers and executive officers of MLIM LLC and their respective business backgrounds are as follows:

FABIO P. SAVOLDELLI     Executive Vice President, Chief Investment Officer
                        and Managing Director - Alternative Strategies Division

JAMES KASE              President

PHILIP L. KIRSTEIN      General Counsel

PATRICK HAYWARD         Chief Financial Officer

VINAY MENDIRATTA        Vice President and Chief Operatons Officer - Alternative
                        Strategies Division

                 Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division of MLIM LLC. He oversees the Partnership's investments. Most recently, Mr. Savoldelli was Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

                 James Kase was born in 1960. Mr. Kase is President of MLIM LLC and Managing Director & Head of Distribution of Merrill Lynch Investment Managers L.P. His previous position at Merrill Lynch was selling quantitative-based equity products to institutional investors for 17 years. Prior to joining Merrill Lynch, he was Head of Equity Sales and Research for Lehman Brothers, Asia. He also managed equity derivative sales in the Americas for Lehman from 1995-1998. From 1986-1993, Mr. Kase was in Capital Market Sales at Bankers Trust. He received his Bachelor of Arts in Political Science from Brown University.

                 Philip L. Kirstein was born in 1945. Mr. Kirstein has served as General Council of MLIM LLC since August 2001. He also serves as General Counsel of MLIM and Fund Asset Management, a position he has held since 1984. He received his Bachelor of Science from the University of North Carolina, He received his Juris Doctor from the Syracuse University School of Law and his LLB from the New York University School of Law.

                 Patrick Hayward was born in 1967. He has served as Chief Financial Officer for MLIM Americas Institutional and MLIM LLC since June 2002. Mr. Hayward previously served as Vice President and Divisional Financial Officer for Societe Generale. He received his Bachelor of Arts from College of William & Mary.

                 Vinay Mendiratta was born in 1967. Mr. Mendiratta is Managing Director & Chief Operating Officer for Alternative Strategies Division of MLIM LLC. He is responsible management of MLIM's Hedge Fund of Funds business. Most recently he was MLIM's Alternative Investments product specialist based in London responsible for the marketing hedge fund products to clients in Europe and the Middle East. Prior to joining MLIM, Mr. Mendiratta was a product specialist for Bankers Trust's quantitaive investment team. He worked with the portfolio management team to structure and market a variety of quantitatively managed investment products to institutional and retail investors. Mr. Mendiratta obtained his Bachelor of Arts in Economics from Duke University and his MBA in Finance from Columbia University.

                 As of December 31, 2002, the principals of MLIM LLC had no investment in the Partnership, and

MLIM LLC's general partner interest in the Partnership was valued at $584,556.

                 Since February 28, 2003, MLIM LLC has acted as general partner to three public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: ML Global Horizons L.P., ML Principal Protection L.P., and the Partnership. Because MLIM LLC serves as the sole general partner of each of these funds, the officers and managers of MLIM LLC effectively manage them as officers and directors of such funds. Prior to February 28, 2003 MLIM AS LLC acted as general partner to six futures funds, whose units of limited partnership are registered under the Securities Exchange Act of 1934, including the Partnership.

        (c)      Identification of Certain Significant Employees:

                 None.

        (d)      Family Relationships:

                 None.

        (e)      Business Experience:

                 See Item 10(a)(b) above.

        (f)      Involvement in Certain Legal Proceedings:

                 None.

        (g)      Promoters and Control Persons:

                 Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

                 The managers and officers of MLIM LLC are remunerated by MLIM LLC. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLIM LLC and Administrative Fees to MLIM LLC. MLIM LLC or its affiliates may also receive certain economic benefits from holding the Partnership's U.S. dollar assets. The managers and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of MLIM LLC. There are no compensation plans or arrangements relating to a change in control of either MLIM LLC or the Partnership.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a)      Security Ownership of Certain Beneficial Owners:

                 As of December 31, 2002, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

        (b)      Security Ownership of Management:

                 As of December 31, 2002, MLIM AS LLC owned 584,556 Units (unit-equivalent general partnership interests), which was 1.0% of the total Units outstanding.

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

                 The Partnership indirectly pays Merrill Lynch through MLPF&S and MLIM LLC substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

                 Within the Merrill Lynch organization, MLIM LLC is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLIM LLC controls the management of the Partnership and serves as its promoter. Although MLIM LLC has not sold any assets, directly or indirectly, to the Partnership, MLIM LLC makes substantial profits from the Partnership due to the foregoing revenues.

                 No loans have been, are or will be outstanding between MLIM LLC or any of its principals and the Partnership.

                 MLIM AS LLC paid (and MLIM may pay) substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIM AS LLC and MLIM LLC are ultimately paid back for these expenditures from the revenues it receives from the Partnership.

        (b)      Certain Business Relationships:

                 MLPF&S, an affiliate of MLIM AS LLC and MLIM LLC, acts as the principal commodity broker for the Partnership.

                 In 2002, the MM LLC expensed directly: (i) Brokerage Commissions of $5,036,531 to MLPF&S, which included $811,106 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $143,899 to MLIM AS LLC. In addition, MLIM AS LLC and MLIM LLC and its affiliates may have derived certain economic benefit from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

                 See Item 1(c), "Narrative Description of Business -- Charges" and "Description of Current Charges" for a discussion of other business dealings between MLIM LLC affiliates and the Partnership.

        (c)      Indebtedness of Management:

                 The Partnership is prohibited from making any loans to management or otherwise.

        (d)      Transactions with Promoters:

                 Not applicable.

ITEM 14: CONTROLS AND PROCEDURES

                 Merrill Lynch Investment Managers LLC, the General Partner of ML Futures Investments L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                         PAGE
                                                                                         ----
        (a)1.    Financial Statements:

                 Independent Auditors' Report                                               1

                 Statements of Financial Condition as of December 31, 2002 and 2001         2

                 For the years ended December 31, 2002, 2001 and 2000
                          Statements of Operations                                          3
                          Statements of Changes in Partners' Capital                        4

                 Financial Data Highlights for the year ended December 31, 2002             5

                 Notes to Financial Statements                                           6-10

        (a)2.8(d)Financial Statement Schedules:

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

10.01(o)              Form of Advisory Agreement between the Partnership, MLIM
                      AS LLC, MLPF&S and each Advisor.

Exhibit 10.01(o): Is incorporated herein by reference from Exhibit 10.01(o) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02(a) Form of Consulting Agreement between each Advisor of the Partnership and MLPF&S.

Exhibit 10.02(a): Is incorporated herein by reference from Exhibit 10.02(a) contained in the Registrant's Registration Statement.

10.03(a)              Form of Customer Agreement between the Partnership and
                      MLPF&S.

Exhibit 10.03(a): Is incorporated herein by reference from Exhibit 10.03(a) contained in the Registrant's Registration Statement.

10.06                 Foreign Exchange Desk Service Agreement among Merrill
                      Lynch Investment Bank, MLIM AS LLC, MLPF&S and the
                      Partnership.

Exhibit 10.06: Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(a)              Form of Advisory and Consulting Agreement Amendment among
                      MLIM AS LLC, each Advisor, the Partnership and MLPF&S.

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

13.01                 2002 Annual Report and Independent Auditors' Report.

Exhibit 13.01:        Is filed herewith.

13.01 2002 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by MLIM AS LLC: ML Multi-Manager Portfolio LLC

Exhibit 13.01(a):     Is filed herewith.

Exhibit 13.01(b): 2002 Annual Report and Independent Auditors Report for the following Partnerships combined for the Combined
                      Partnership:

                      ML Futures Investments II L.P.
                      The S.E.C.T.O.R. Strategy Fund (SM) L.P.
                      The SECTOR Strategy Fund (SM) II L.P.
                      The SECTOR Strategy Fund (SM) V L.P.
                      The SECTOR Strategy Fund (SM) VI L.P.

13.01 (b)             Is filed herewith.

28.01                 Prospectus of the Partnership dated June 1, 1990.

Exhibit 28.01: Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933 (File No. 33-34432) filed on June 7, 1990.

        (b)      Report on Form 8-K:

                 No reports on Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ML FUTURES INVESTMENTS L.P.

                          By: MERRILL LYNCH INVESTMENT MANAGERS LLC
                                  General Partner

                          By: /s/ Fabio P. Savoldelli
                              -----------------------
                          Fabio P. Savoldelli
                          Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                     TITLE                                                        DATE
---------                     -----                                                        ----
/s/Fabio P. Savoldelli        Executive Vice President, Chief Investment Officer and       March 31, 2003
----------------------        Managing Director - Alternative Strategies Division
Fabio P. Savoldelli           (Principal Executive Officer)

/s/James Kase                 President                                                    March 31, 2003
------------
James Kase

/s/Philip L. Kirstein         General Counsel                                              March 31, 2003
---------------------
Philip L. Kirstein

/s/Patrick Hayward            Chief Financial Officer                                      March 31, 2003
------------------            (Principal Financial and Accounting Officer)
Patrick Hayward

/s/Vinay Mendiratta           Vice President and Chief Operations Officer                  March 31, 2003
-------------------           - Alternative Strategies Division
Vinay Mendiratta

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of MLIM Alternative Strategies LLC)

MERRILL LYNCH INVESTMENT      General Partner of Registrant                                March 31, 2003
MANAGERS LLC

By /s/ Fabio P. Savoldelli
  ------------------------
   Fabio P. Savoldelli

                                   EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
                     of Title 180 of the United States Code

I, Fabio P. Savoldelli, certify that:

1. I have reviewed this annual report on Form 10-K of ML Futures Investments
L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

-----------------------
By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division
(Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this annual report of ML Futures Investments L.P. on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Fabio P. Savoldelli, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments L.P.


Date: March 31, 2003

-----------------------
By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division
(Principal Executive Officer)

                                   EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
                     of Title 180 of the United States Code

I, Patrick Hayward, certify that:

1. I have reviewed this annual report on Form 10-K of ML Futures Investments
L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

-----------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with this annual report of ML Futures Investments L.P. on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.

Date: March 31, 2003

---------------------
By /s/ PATRICK HAYWARD
   --------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                           ML FUTURES INVESTMENTS L.P.

                                 2002 FORM 10-K

                                INDEX TO EXHIBITS

                                     Exhibit

Exhibit 13.01         2002 Annual Report and Independent Auditors' Report

Exhibit 13.01(a) 2002 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by MLIM Alternative Strategies LLC:
                      ML Multi-Manager Portfolio LLC

Exhibit 13.01(b) 2002 Annual Report and Independent Auditors Report for the following Partnerships combined for the Combined
                      Partnership:

                      ML Futures Investments II L.P.
                      The S.E.C.T.O.R. Strategy Fund (SM) L.P.
                      The SECTOR Strategy Fund (SM) II L.P.
                      The SECTOR Strategy Fund (SM) V L.P.
                      The SECTOR Strategy Fund (SM) VI L.P.