Form 10-Q
period 2003-03-31
ML FUTURES INVESTMENTS LP
filed 2003-05-15
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003
                               -----------------

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

                    c/o Merrill Lynch Investment Managers LLC
                                  222 Broadway
                                   27th Floor
                             NEW YORK, NY 10038-2510
                             -----------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------
                                   (unaudited)

                                                               March 31,    December 31,
                                                                 2003         2002
                                                              (unaudited)
                                                              -----------   ------------
ASSETS
Investment in MM LLC                                         $ 54,907,416   $ 11,852,508
Receivable from investment in MM LLC                              793,727         17,205
                                                             ------------   ------------

                TOTAL                                        $ 55,701,143   $ 11,869,713
                                                             ============   ============
LIABILITY AND PARTNERS' CAPITAL

   Redemptions payable                                       $    793,727   $     17,205
                                                             ------------   ------------

            Total liabilities                                     793,727         17,205
                                                             ------------   ------------
PARTNERS' CAPITAL:
  General Partner (584,556 and 468 Units)                         594,000        123,877
  Limited Partners (53,449,953 and 44,310 Units)               54,313,416     11,728,631
                                                             ------------   ------------

            Total partners' capital                            54,907,416     11,852,508
                                                             ------------   ------------

                TOTAL                                        $ 55,701,143   $ 11,869,713
                                                             ============   ============

NET ASSET VALUE PER UNIT

         (Based on 54,034,509 and 44,778 Units outstanding)  $     1.0162   $     264.69
                                                             ============   ============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (A DELAWARE LIMITED PARTNERSHIP)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            -------------------------
                                   (unaudited)

                                                  For the three      For the three
                                                   months ended       months ended
                                                     March 31,          March 31,
                                                       2003               2002
                                                 ---------------    ---------------
REVENUES:
    Trading profits (loss):
        Realized                                 $     5,328,243    $      (322,229)
        Change in unrealized                          (2,917,741)            17,068
                                                 ---------------    ---------------

            Total trading results                      2,410,502           (305,161)
                                                 ---------------    ---------------

    Interest income                                      169,803             66,226
                                                 ---------------    ---------------

            Total revenues                             2,580,305           (238,935)
                                                 ---------------    ---------------

EXPENSES:
    Brokerage commissions                              1,208,536            269,642
    Administrative fees                                   35,545              7,704
    Profit shares                                        380,039              8,366
                                                 ---------------    ---------------

            Total expenses                             1,624,120            285,712
                                                 ---------------    ---------------

NET INCOME (LOSS)                                $       956,185    $      (524,647)
                                                 ===============    ===============
NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
    and Limited Partner Units outstanding             55,563,480             50,246
                                                 ===============    ===============
    Net income (loss) per weighted average
    General Partner and Limited Partner Unit     $        0.0172    $        (10.44)
                                                 ===============    ===============


See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                          ----------------------------
                        (A DELAWARE LIMITED PARTNERSHIP)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------
                                   (unaudited)

                               Units         General Partner   Limited Partners        Total
                          ---------------    ---------------   ----------------    ---------------
PARTNERS' CAPITAL,
  December 31, 2001                50,462    $       136,997   $     12,665,187    $    12,802,184

Net loss                                -             (5,605)          (519,042)          (524,647)

Redemptions                        (1,210)                 -           (293,593)          (293,593)
                          ---------------    ---------------   ----------------    ---------------
PARTNERS' CAPITAL,
  March 31, 2002                   49,252    $       131,392   $     11,852,552    $    11,983,944
                          ===============    ===============   ================    ===============
PARTNERS' CAPITAL,
  December 31, 2002                44,778    $       123,877   $     11,728,631    $    11,852,508

Partnership combination        56,013,115            460,679         43,744,706         44,205,385

Net income                              -              9,444            946,741            956,185

Redemptions                    (2,023,384)                 -         (2,106,662)        (2,106,662)
                          ---------------    ---------------   ----------------    ---------------

PARTNERS' CAPITAL,
  March 31, 2003               54,034,509    $       594,000   $     54,313,416    $    54,907,416
                          ===============    ===============   ================    ===============


See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (A DELAWARE LIMITED PARTNERSHIP)
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership") as of March 31, 2003, and the results of its operations for the three months ended March 31, 2003 and 2002. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

2.   COMBINATION OF MULTI-ADVISOR FUNDS

After the close of business on December 31, 2002, the Partnership combined its assets with five other similar Multi-Advisor Funds to form a new ML Futures Investments L.P. (the "Combined Partnership") in a tax free reorganization. All of the affected investors received new units of the Combined Partnership with an initial Net Asset Value per Unit of $1.00 in exchange for each of their original units. The aggregate Net Asset Value of of investor's new units is equal to the aggregate Net Asset Value of their original Units. The ratio of the Unit exchange by entity is listed below.

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

Conversion of the shares had no adverse economic effect on investors in any of the Multi-Advisor Funds. Merrill Lynch Investment Managers LLC ("MLIM LLC") contributed $1,560 to the Combined Partnership, the amount necessary due to the effects of rounding, to insure all investors received shares equal in value to their original holdings. The Combined Partnership will continue to invest through ML Multi-Manager Portfolio ("MM LLC") and the combination of the Multi-Advisor Funds did not change the operations of MM LLC. The Combined Partnership's percentage of ownership of MM LLC was 32.32% immediately after the combination. After the combination of the Multi-Advisor Funds, the brokerage commission rate was reduced to 0.7083 of 1% (an 8.5% annual rate).

2.   INVESTMENT IN MM LLC

As of March 31, 2003 and December 31, 2002, the Partnership had an investment in MM LLC of $54,907,416 and $11,852,508, respectively. As of March 31, 2003, and December 31, 2002, the Partnership's percentage ownership share of MM LLC was 32.36% and 6.83%, respectively.

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                         March 31,            December 31,
                           2003                  2002
                        (unaudited)
                   --------------------   --------------------
Assets             $        173,977,158   $        177,485,585
                   ====================   ====================

Liabilities        $          4,324,105   $          4,031,107

Members' Capital            169,653,053            173,454,478
                   --------------------   --------------------

Total              $        173,977,158   $        177,485,585
                   ====================   ====================

                   For the three months   For the three months
                   ended March 31, 2003   ended March 31, 2002
                       (unaudited)            (unaudited)
                   --------------------   --------------------
Revenues           $          4,572,299   $         (1,913,688)

Expenses                      2,594,520              2,151,469
                   --------------------   --------------------

Net Income (Loss)  $          1,977,779   $         (4,065,157)
                   ====================   ====================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Partnership has certain risks, which can not be presented in the financial statements. The following summarizes some of those risks.

Market Risk
-----------

Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently results in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in MM LLC, the net unrealized profit as reflected in the respective Statements of Financial Condition of the MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by MM LLC, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

The General Partner, Merrill Lynch Investment Managers LLC ("MLIM LLC") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for MM LLC, and include calculating the Net Asset Value of the Advisors' respective Partnership accounts and MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets through MM LLC among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

                       MONTH-END NET ASSET VALUE PER UNIT

                  ----------------------------------------------
                            JAN.        FEB.        MAR.
                  ----------------------------------------------
                  2002      $246.27     $239.70     $243.32
                  ----------------------------------------------
                  2003      $1.0317     $1.0629     $1.0162
                  ----------------------------------------------

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.


January 1, 2003 to March 31, 2003

The Partnership experienced gains in the currency, energy, interest rate and stock index sectors and losses in the agricultural commodity and metals sectors. Overall, for the quarter, the Partnership experienced gains.

The currency forward and futures trading had the most significant gains for the quarter. The weakening U.S. dollar was continuing to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S dollar positions against other currencies. The largest gains versus the U.S. dollar during January and February were with the Australian dollar and Canadian dollar. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year.

Energy was a profitable sector for the quarter. With the continuation of the strike in Venezuela, the tensions with Iraq and the cold winter, long positions in oil and natural gas were profitable in the beginning of the year. In February, the best performing month, natural gas prices rose nearly 40% in a single day citing expected severely cold weather and supply shortages. The Partnership profited from this event but such volatility caused many of the Advisors to reduce their long positions. This helped the Partnership retain profits as prices declined in crude oil and natural gas in March.

Interest rate futures were also profitable for the quarter. February had significant gains offsetting losses in both January and March. U.S. and European bonds rallied amid concerns of a global economic slowdown benefiting the Partnership's long exposures. Selective long/short rate exposure globally was the main driver to gains generated in the sector. The global fixed income markets continued their upward climb until mid-March when expectations of a short conflict triggered the liquidation of many fixed income investments hurting long exposures.

Trading in stock indices posted slight gains for the quarter. The market was choppy throughout the quarter making trading difficult. The Partnership was able to realize some gains in January on short positions as most indices recorded three-month lows. During the rest of the quarter, choppy markets caused short positions to be covered to protect against the risk of significant losses.

The metals sector had losses for the quarter. Gold drove profits in January as it continued its run up. The general perception of risks in the financial markets and the geopolitical situation unfolding was the main driver for the gold market in January. The Partnership sustained losses in February and March as the long bias in precious metals hurt the portfolio when gold reversed its rising trend in February and continued to decline. Gold's appeal as a safe investment diminished.

Trading in agricultural commodities posted losses for the quarter. The Partnership held positions in sugar, livestock and the soybean complex. Livestock markets were off in February as Russia imposed an import limit to help its domestic production. Sugar was to blame for losses in March as prices reversed and hit a two-month low.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLIM LLC is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          As of February 28, 2003, the general partner interest and the management authority of the Partnership was assigned from MLIM Alternative Strategies LLC to Merrill Lynch Investment Managers LLC ("MLIM LLC"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, as part of an internal Merrill Lynch reorganization. This change did not affect the personnel involved in the management of the Partnership.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) EXHIBITS.

          There are no exhibits required to be filed with this report.

          (b) REPORTS ON FORM 8-K.

          There were no reports on Form 8-K filed during the first three months of fiscal 2003.

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

                       ML FUTURES INVESTMENTS L.P.




                       By:  MERRILL LYNCH INVESTMENT
                            MANAGERS LLC
                                General Partner




Date: May 15, 2003     By /s/ FABIO P. SAVOLDELLI
                          ------------------------
                          Fabio P. Savoldelli
                          Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division (Principal Executive Officer)






Date: May 15, 2003     By /s/ PATRICK HAYWARD
                          -------------------
                          Patrick Hayward
                          Chief Financial Officer
                          (Principal Financial and Accounting Officer)

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

--------------------------
By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division
(Principal Executive Officer)

                                 EXHIBIT 99 (A)

                                 AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report of ML Futures Investments L.P. on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Fabio P. Savoldelli certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments L.P.

Date: May 15, 2003

--------------------------
By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division
(Principal Executive Officer)

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

-----------------------
By /s/ PATRICK HAYWARD
   --------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (A)

                                 AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report of ML Futures Investments L.P. on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments L.P.

Date: May 15, 2003

-----------------------
By /s/ PATRICK HAYWARD
   --------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)