Form 10-Q
period 2003-06-30
ML FUTURES INVESTMENTS LP
filed 2003-08-14
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

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
                        ---------------------------------

                                                            JUNE 30,
                                                              2003        DECEMBER 31,
                                                          (UNAUDITED)         2002
                                                        --------------   --------------
ASSETS
Investment in MM LLC                                     $  55,451,137    $  11,852,508
Receivable from investment in MM LLC                           564,644           17,205
                                                        --------------   --------------

          TOTAL                                          $  56,015,781    $  11,869,713
                                                        ==============   ==============

LIABILITY AND PARTNERS' CAPITAL

  Redemptions payable                                    $     564,644    $      17,205
                                                        --------------   --------------

      Total liabilities                                        564,644           17,205
                                                        --------------   --------------

PARTNERS' CAPITAL:

  General Partners (584,496 and 468 Units)                     616,949          123,877
  Limited Partners (51,949,800 and 44,310 Units)            54,834,188       11,728,631
                                                        --------------   --------------

      Total partners' capital                               55,451,137       11,852,508
                                                        --------------   --------------

          TOTAL                                          $  56,015,781    $  11,869,713
                                                        ==============   ==============

NET ASSET VALUE PER UNIT

    (Based on 52,534,296 and 44,778 Units outstanding)   $      1.0555    $      264.69
                                                        ==============   ==============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                         FOR THE THREE    FOR THE THREE     FOR THE SIX      FOR THE SIX
                                                         MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                           JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                             2003             2002             2003             2002
                                                        --------------   --------------   --------------   --------------
REVENUES:
  Trading profits (loss):
    Realized                                             $   3,191,836    $     387,266    $   8,520,079    $      65,037
    Change in unrealized                                       450,510          261,621       (2,467,231)         278,689
                                                        --------------   --------------   --------------   --------------

      Total trading results                                  3,642,346          648,887        6,052,848          343,726
                                                        --------------   --------------   --------------   --------------

  Interest income                                              160,434           64,337          330,237          130,563
                                                        --------------   --------------   --------------   --------------

      Total revenues                                         3,802,780          713,224        6,383,085          474,289
                                                        --------------   --------------   --------------   --------------

EXPENSES:
  Brokerage commissions                                      1,218,638          262,067        2,427,174          531,709
  Administrative fees                                           35,843            7,487           71,388           15,191
  Profit shares                                                430,168          108,949          810,207          117,315
                                                        --------------   --------------   --------------   --------------

      Total expenses                                         1,684,649          378,503        3,308,769          664,215
                                                        --------------   --------------   --------------   --------------

NET INCOME (LOSS)                                        $   2,118,131    $     334,721    $   3,074,316    $    (189,926)
                                                        ==============   ==============   ==============   ==============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
  and Limited Partner units outstanding                     53,542,915           48,510       54,553,199           49,378
                                                        ==============   ==============   ==============   ==============

  Net income (loss) per weighted
  average Limited Partner and
  General Partner Unit                                   $      0.0396    $        6.90    $      0.0564    $       (3.85)
                                                        ==============   ==============   ==============   ==============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
            For the six months ended June 30, 2003 and June 30, 2002
            --------------------------------------------------------
                                   (unaudited)

                                                             UNITS       GENERAL PARTNER    LIMITED PARTNERS        TOTAL
                                                        --------------   ----------------  -----------------   --------------
PARTNERS' CAPITAL,
  December 31, 2001                                             50,462     $     136,997      $  12,665,187     $  12,802,184

Net loss                                                             -            (1,793)          (188,133)         (189,926)

Redemptions                                                     (2,915)                -           (707,515)         (707,515)
                                                        --------------   ---------------   ----------------    --------------

PARTNERS' CAPITAL,
  June 30, 2002                                                 47,547     $     135,204      $  11,769,539     $  11,904,743
                                                        ==============   ===============   ================    ==============

PARTNERS' CAPITAL,
  December 31, 2002                                             44,778     $     123,877      $  11,728,631     $  11,852,508

Partnership combination                                     56,013,115           460,679         43,744,706        44,205,385

Net income                                                           -            32,457          3,041,859         3,074,316

Redemptions                                                 (3,523,597)              (64)        (3,681,008)       (3,681,072)
                                                        --------------   ---------------   ----------------    --------------

PARTNERS' CAPITAL,
  June 30, 2003                                             52,534,296     $     616,949      $  54,834,188     $  55,451,137
                                                        ==============   ===============   ================    ==============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership") as of June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2. COMBINATION OF MULTI-ADVISOR FUNDS

After the close of business on December 31, 2002, the Partnership combined its assets with five other similar Multi-Advisor Funds to form a new ML Futures Investments L.P. (the "Combined Partnership") in a tax free reorganization. All of the affected investors received new units of the Combined Partnership with an initial Net Asset Value per Unit of $1.00 in exchange for each of their original units. The aggregate Net Asset Value of the investor's new units is equal to the aggregate Net Asset Value of their original Units. The ratio of the Unit exchange by entity is listed below.

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

3. INVESTMENTS

As of June 30, 2003 and December 31, 2002, the Partnership had an investment in MM LLC of $55,451,137 and $11,852,508, respectively. As of June 30, 2003, and December 31, 2002, the Partnership's percentage ownership share of MM LLC was 35.28% and 6.83%, respectively.

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                           JUNE 30,
                             2003              DECEMBER 31,
                         (UNAUDITED)               2002
                     --------------------  --------------------
Assets                $       160,592,732   $       177,485,585
                     ====================  ====================

Liabilities           $         3,434,981   $         4,031,107
Members' Capital              157,157,751           173,454,478
                     --------------------  --------------------

Total                 $       160,592,732   $       177,485,585
                     ====================  ====================

                        FOR THE THREE MONTHS    FOR THE THREE MONTHS    FOR THE SIX MONTHS      FOR THE SIX MONTHS
                        ENDED JUNE 30, 2003     ENDED JUNE 30, 2002     ENDED JUNE 30, 2003     ENDED JUNE 30, 2002
                            (UNAUDITED)             (UNAUDITED)             (UNAUDITED)             (UNAUDITED)
                       ---------------------   ---------------------   ---------------------   ---------------------
Revenues                $          5,969,103    $          5,972,065    $         10,541,402    $          4,058,377

Expenses                           2,459,957               2,807,537               5,054,477               4,959,006
                       ---------------------   ---------------------   ---------------------   ---------------------

Net Income (Loss)       $          3,509,146    $          3,164,528    $          5,486,925    $           (900,629)
                       =====================   =====================   =====================   =====================

4. FAIR VALUE AND OFF-BALANCE SHEET RISK

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

The General Partner, MLIM LLC, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership or MM LLC, and include calculating the Net Asset Value of the Advisors' respective Partnership accounts and MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets, through MM LLC, among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM

LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                  JAN.       FEB.       MAR.       APR.       MAY.       JUN.
     -----------------------------------------------------------------------------
     2002         $246.27    $239.70    $243.32    $239.74    $242.38    $250.38
     -----------------------------------------------------------------------------
     2003         $1.0317    $1.0629    $1.0162    $1.0217    $1.0734    $1.0555
     -----------------------------------------------------------------------------

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2003 TO JUNE 30, 2003

January 1, 2003 to March 31, 2003

The Partnership experienced gains in the currency, energy, interest rate and stock index sectors and losses in the agricultural commodity and metals sectors. Overall, for the quarter, the Partnership experienced gains.

The currency forward and futures trading had the most significant gains for the quarter. The weakening U.S. dollar was continuing to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S. dollar positions against other currencies. The largest gains versus the U.S. dollar during January and February were with the Australian dollar and Canadian dollar. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year.

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

April 1, 2003 to June 30, 2003

The Partnership was profitable in the financial futures, currencies, interest rates and stock index sectors, and incurred losses in the physical commodity sectors, energy, agriculture and metals.

The currency sector was the strongest performer for the Partnership. The U.S. dollar depreciated against most major currencies throughout most of the second quarter. The currency markets judged the developments in the Middle East as negative for the U.S. economy and trade, and the U.S. dollar sold off against most major currencies. The U.S. dollar continued to weaken significantly during the month of May when Treasury Secretary Snow indicated he was comfortable with current declines and that a cheaper U.S. dollar would increase exports. The U.S. dollar strengthened against most major currencies late June, reversing some earlier profits.

The interest rate sector generated strong gains during the second quarter producing significant profits in May. After a mixed start in April, the bond market rally continued through May despite the stock market recovery. The U.S., European and Japanese bond markets reached new highs in June, as investors were convinced the Federal Reserve would cut short-term rates by 50 basis points. A stronger Consumer Price Index and a rate cut of only 25 basis points disappointed the markets causing bond prices to reverse sharply by the end of the month.

The stock index sector posted gains for the quarter. Gains were generated in short-term trading in the U.S. and Europe, primarily the S&P 500 and selected European indices. Overall exposure to the sector remains relatively light.

The energy markets posted losses for the quarter. The markets in April and May were dominated by the developments in the Middle East, especially OPEC's reaction to the developments in Iraq. Production was not being resumed as initially estimated even though the destruction of the oilfields was smaller than expected. The SARS epidemic was expected to reduce the demand for jet fuel, which the markets extrapolated to affect crude oil prices. Natural gas was very volatile during June.

Trading in agricultural commodities had losses for the quarter. Gains in April, mainly from soybeans, which rallied due to revisions crop estimates and weather overseas, were overshadowed by losses in May and June due to changes in crop estimates and a volatile livestock market. Losses were posted in livestock, oil seed and grains.

The metals sector generated the greatest losses for the Partnership this quarter. Short positions in base metals and precious metals contributed to losses in the sector. Gold generated losses in June reacting to the U.S. dollar sell off.

JANUARY 1, 2002 TO JUNE 30, 2002

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

          (b) REPORTS ON FORM 8-K.

          There were no reports on Form 8-K filed during the first six months of fiscal 2003.

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

                                              ML FUTURES INVESTMENTS L.P.


                                              By: MERRILL LYNCH INVESTMENT
                                                       MANAGERS LLC
                                                      General Partner


Date: August 14, 2003                         By /s/ FABIO P. SAVOLDELLI
                                                 -----------------------
                                                 Fabio P. Savoldelli
                                                 Executive Vice President,
                                                 Chief Investment Officer and
                                                 Managing Director - Alternative
                                                 Strategies Division
                                                 (Principal Executive Officer)


Date: August 14, 2003                         By /s/ PATRICK HAYWARD
                                                 -------------------
                                                 Patrick Hayward
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

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


Date: August 14, 2003
-----------------------

By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division
(Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                 AS ADOPTED TO
                                 -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Futures Investments L.P. on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Fabio P. Savoldelli certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments L.P.


Date: August 14, 2003
-----------------------

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


Date: August 14, 2003
-----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Futures Investments L.P. on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments L.P.


Date: August 14, 2003
-----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)