Form 10-Q
period 2003-09-30
ML FUTURES INVESTMENTS LP
filed 2003-11-14
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

                                  609-282-6996
                  --------------------------------------------
              (Registrant's telephone number, including area code)

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

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              2003             2002
                                                           (UNAUDITED)
                                                         ---------------   ---------------
ASSETS
Investment in MM LLC                                      $  53,132,487     $  11,852,508
Receivable from investment in MM LLC                            621,080            17,205
                                                         ---------------   ---------------

              TOTAL                                       $  53,753,567     $  11,869,713
                                                         ===============   ===============

LIABILITY AND PARTNERS' CAPITAL

Redemptions payable                                       $     621,080     $      17,205
                                                         ---------------   ---------------

           Total liabilities                                    621,080            17,205
                                                         ---------------   ---------------

PARTNERS' CAPITAL:
  General Partner (584,496 and 468 Units)                       606,802           123,877
  Limited Partners (50,594,864 and 44,310 Units)             52,525,685        11,728,631
                                                         ---------------   ---------------

           Total partners' capital                           53,132,487        11,852,508
                                                         ---------------   ---------------

              TOTAL                                       $  53,753,567     $  11,869,713
                                                         ===============   ===============

NET ASSET VALUE PER UNIT

  (Based on 51,179,360 and 44,778 Units outstanding)      $      1.0382     $      264.69
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

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                          FOR THE THREE    FOR THE THREE    FOR THE NINE     FOR THE NINE
                                                          MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                          SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                              2003             2002             2003             2002
                                                         ---------------  ---------------  ---------------  ---------------
REVENUES:
  Trading profits (loss):
      Realized                                            $    (560,852)   $   1,227,750    $   7,959,227    $   1,292,787
      Change in unrealized                                      652,827         (138,735)      (1,814,404)         139,954
                                                         ---------------  ---------------  ---------------  ---------------

          Total trading results                                  91,975        1,089,015        6,144,823        1,432,741
                                                         ---------------  ---------------  ---------------  ---------------

  Interest income                                               129,281           64,702          459,518          195,265
                                                         ---------------  ---------------  ---------------  ---------------

          Total revenues                                        221,256        1,153,717        6,604,341        1,628,006
                                                         ---------------  ---------------  ---------------  ---------------

EXPENSES:
  Brokerage commissions                                       1,096,563          256,447        3,523,737          788,156
  Administrative fees                                            32,251            7,328          103,639           22,519
  Profit shares                                                   4,352          202,413          814,559          319,728
                                                         ---------------  ---------------  ---------------  ---------------

          Total expenses                                      1,133,166          466,188        4,441,935        1,130,403
                                                         ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS)                                         $    (911,910)   $     687,529    $   2,162,406    $     497,603
                                                         ===============  ===============  ===============  ===============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
  and Limited Partner units outstanding                      52,099,640           47,184       53,735,344           48,645
                                                         ===============  ===============  ===============  ===============

  Net income (loss) per weighted
  average General Partner and
  Limited Partner Unit                                    $     (0.0175)   $       14.57    $      0.0402    $       10.23
                                                         ===============  ===============  ===============  ===============

Certain 2002 information has been changed to conform to the 2003 presentation.

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
              For the nine months ended September 30, 2003 and 2002
              -----------------------------------------------------
                                   (unaudited)

                                       UNITS         GENERAL PARTNER     LIMITED PARTNERS         TOTAL
                                 -----------------  ------------------  ------------------  ------------------
PARTNERS' CAPITAL,
  December 31, 2001                        50,462    $        136,997    $     12,665,187    $     12,802,184

Net income                                      -               6,069             491,534             497,603

Redemptions                                (4,162)                  -          (1,033,154)         (1,033,154)
                                 -----------------  ------------------  ------------------  ------------------

PARTNERS' CAPITAL,
  September 30, 2002                       46,300    $        143,066    $     12,123,567    $     12,266,633
                                 =================  ==================  ==================  ==================

PARTNERS' CAPITAL,
  December 31, 2002                        44,778    $        123,877    $     11,728,631    $     11,852,508

Partnership combination                56,013,115             460,679          43,744,706          44,205,385

Net income                                      -              22,310           2,140,096           2,162,406

Redemptions                            (4,878,533)                (64)         (5,087,748)         (5,087,812)
                                 -----------------  ------------------  ------------------  ------------------

PARTNERS' CAPITAL,
  September 30, 2003                   51,179,360    $        606,802    $     52,525,685    $     53,132,487
                                 =================  ==================  ==================  ==================

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership") as of September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

3.  INVESTMENTS

As of September 30, 2003 and December 31, 2002, the Partnership had an investment in ML Multi-Manager Portfolio of $53,132,487 and $11,852,508, respectively. As of September 30, 2003, and December 31, 2002, the Partnership's percentage ownership share of MM LLC was 36.55% and 6.83%, respectively.

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                          SEPTEMBER 30,                DECEMBER 31,
                             2003                          2002
                          (UNAUDITED)
                   --------------------------   --------------------------
Assets              $            147,335,111     $            177,485,585
                   ==========================   ==========================

Liabilities         $              1,981,845     $              4,031,107
Members' Capital                 145,353,266                  173,454,478
                   --------------------------   --------------------------

Total               $            147,335,111     $            177,485,585
                   ==========================   ==========================

                      FOR THE THREE MONTHS         FOR THE THREE MONTHS        FOR THE NINE MONTHS         FOR THE NINE MONTHS
                    ENDED SEPTEMBER 30, 2003     ENDED SEPTEMBER 30, 2002    ENDED SEPTEMBER 30, 2003    ENDED SEPTEMBER 30, 2002
                          (UNAUDITED)                  (UNAUDITED)                (UNAUDITED)                  (UNAUDITED)
                   --------------------------   --------------------------  --------------------------  --------------------------
Revenues            $                421,491     $              9,813,392    $             10,962,893    $             13,871,769

Expenses                           1,528,145                    3,513,739                   6,582,622                   8,472,745
                   --------------------------   --------------------------  --------------------------  --------------------------

Net Income          $             (1,106,654)    $              6,299,653    $              4,380,271    $              5,399,024
                   ==========================   ==========================  ==========================  ==========================

4.  FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Partnership has certain risks, which can not be presented in the financial statements. The following summarizes some of those risks.

Market Risk
-----------

Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in MM LLC, the net unrealized profit as reflected in the Statements of Financial Condition of the MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership and MM LLC, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                    JAN.      FEB.      MAR.      APR.      MAY       JUN.      JUL.      AUG.      SEP.
            -----------------------------------------------------------------------------------------------
            2002    $246.27   $239.70   $243.32   $239.74   $242.38   $250.38   $254.47   $261.38   $264.94
            -----------------------------------------------------------------------------------------------
            2003(a) $1.0317   $1.0629   $1.0162   $1.0217   $1.0734   $1.0555   $1.0397   $1.0345   $1.0382
            -----------------------------------------------------------------------------------------------
            (a) After Partnership reorganization (see Note 2)

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

January 1, 2003 to September 30, 2003
-------------------------------------

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

April 1, 2003 to June 30, 2003

The Partnership was profitable in the financial futures, (currencies, interest rates and stock index sectors), and incurred losses in the physical commodity sectors, energy, agriculture and metals.

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

July 1, 2003 to September 30, 2003

For the third quarter, gains were generated in the metals, agricultural commodities, interest rates and the stock indices sectors, while the currencies and energy sectors posted losses.

The metals sector posted the highest gain for the third quarter. Long positions in the metals, particularly in gold and nickel, made significant price movements to the upside. At the closing of the third quarter, both the industrial and metal complex sectors benefited from increases in valuation.

The agricultural sector posted a gain for the third quarter. In the beginning of the third quarter, short exposure in corn generated strong profits as the U.S. government forecasts reporting a record crop for this year. Supply and demand continued to drive the cattle market as prices rose sharply in the beginning of the third quarter. In the middle of the third quarter, grain markets exhibited a large price move as soybeans and corn rallied 16% and 14%, respectively. Weather drove prices up due to very little rain in the Midwest, where the majority of the U.S. crops grow. Trend-followers covered their short exposure to these markets and, by the middle of the quarter, went long, managing to recoup some of the losses. By the end of the third quarter, supply concerns drove the corn and soybean markets due to the fact the USDA reported a better than expected yield on corn and low yields on soybeans. Managers that were short corn took advantage of the decrease in price due to the high yields. Due to the USDA announcement regarding low soybean yields and low soybean harvest results, the price of soybean rallied by 13.8%. Most of the fundamental and systematic managers were able to profit from these developments.

The interest rate sector posted a small gain for the third quarter. At the beginning of the third quarter, the U.S. bond market suffered losses after the U.S. government announced its intentions to borrow a record amount to finance the huge deficit. European bonds were weaker, but outperformed the U.S. Profits were generated in the U.S. segment of the portfolio, primarily in the ten-year note, but negative performance from global bonds outweighed these gains. During the middle of the third quarter, interest rates posted a gain due to the massive sell-off in bonds during July which seemed to have found a base during the month of August. Despite a record $60 billion refunding program in the U.S., bonds managed a timid recovery after making new lows. Japanese Government Bonds lost five figures during this period with interest rates on hold at the short end of the curve in Europe and in the U.S. Trading was characterized by small ranges, which generated and Japanese Government Bond exposure outweighed moderate losses across other global fixed income markets. At the end of the third quarter, short positions in the ten year and 30 year sector of the U.S. bond market generated losses, as yields dropped from 4.46% to 3.94% on the ten year.

The stock index sector posted the smallest gain for the third quarter. At the beginning of the third quarter, the equities were fairly quiet with strong gains being generated in trading global stock indices, primarily the Nikkei 225. During the middle of the quarter, the losses in the S&P500 and Dow Jones futures outweighed gains in other markets. However, the Japanese Nikkei was the star performer as it gained over 8% on strong economic numbers.

The currency sector posted a loss for the third quarter. At the beginning of the third quarter, the U.S. dollar appreciated relative to other currencies with losses being experienced in most positions specifically, the Australian dollar, the Canadian dollar and the British pound. Large reversals occurred in these carry-trades, as markets focused attention on economic fundamentals rather than yield differentials. During the middle of the third quarter, the U.S. dollar appreciated relative to the European currencies. The third quarter ended with the G-7 summit directing the market to the idea that a weak U.S. dollar is important to global trade balance causing losses on trades with the U.S. dollar.

The energy sector posted a loss for the third quarter. OPEC maintained their output targets, demonstrating that they are comfortable with energy prices near the high end of the range. During the middle of the quarter, crude oil and most of the other energy markets were almost unchanged with high volatility throughout this period. The volatility was mainly due to the uncertainty in supply and estimates of demand that were projected to increase. This was partly offset by expectations of the possible resumption of oil production by Iraq. Strong gains were generated trading unleaded gas and crude oil, only to be reversed in September. Many of the systematic managers had difficulties trading crude oil in the last part of the third quarter as the price dropped from a high of $31.40 on September 3rd to a low of $26.65 on September 19th. This caused many managers to flip from positions long to short and incurred losses.

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

Stock index futures also brought strong positive returns for the quarter. The downward market trend created a good environment for short positions. Investors in the equity markets were still liquidating equity exposure.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Merrill Lynch Investment Managers LLC, the General Partner of ML Futures Investments L.P., with the participation of the General Partner's Principal Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

          There were no reports on Form 8-K filed during the first nine months of fiscal 2003.

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


                                   ML FUTURES INVESTMENTS L.P.


                                     By: MERRILL LYNCH INVESTMENT
                                          MANAGERS LLC
                                           General Partner



Date: November 14, 2003            By /s/ FABIO P. SAVOLDELLI
                                      ------------------------
                                      Fabio P. Savoldelli
                                      Executive Vice President, Chief
                                      Investment Officer and Managing
                                      Director - Alternative Strategies Division
                                      (Principal Executive Officer)



Date:  November 14, 2003           By /s/ PATRICK HAYWARD
                                      -------------------
                                   Patrick Hayward
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

   a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2003

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

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Futures Investments L.P. on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Fabio P. Savoldelli certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments L.P.


Date: November 14, 2003

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

Date: November 14, 2003

---------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Futures Investments L.P. on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments L.P.


Date: November 14, 2003

---------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)