Form 10-K
period 2003-12-31
ML FUTURES INVESTMENTS LP
filed 2004-03-30
CIK 835666

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2003
                                       or
                  / / Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 33-22864

                           ML FUTURES INVESTMENTS L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             36-3590615
         -----------------------------        -------------------
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

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)
                                                            Yes  / /     No /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership: as of February 1, 2004, limited partnership units with an aggregate value of $53,268,431 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
The registrant's "2003 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2003, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-800-765-0995.

                           ML FUTURES INVESTMENTS L.P.

                       ANNUAL REPORT FOR 2003 ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                                     PART I

Item 1.    Business........................................................................................1

Item 2.    Properties......................................................................................5

Item 3.    Legal Proceedings...............................................................................5

Item 4.    Submission of Matters to a Vote of Security Holders.............................................5

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...........................5

Item 6.    Selected Financial Data.........................................................................6

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........8

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.....................................13

Item 8.    Financial Statements and Supplementary Data....................................................15

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........15

Item 9A.   Controls and Procedures........................................................................15

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................16

Item 11.   Executive Compensation.........................................................................17

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................................................17

Item 13.   Certain Relationships and Related Transactions.................................................18

Item 14.   Principal Accountant Fees and Services.........................................................19

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................19

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

          Merrill Lynch Investment Managers, LLC ("MLIM LLC") is the general partner of the Partnership and is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"). Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is the Partnership's commodity broker. Prior to February 28, 2003, the general partner of the Partnership was MLIM Alternative Strategies LLC ("MLIM AS LLC"). On February 28, 2003, MLIM AS LLC assigned the general partner interest and the management authority to MLIM LLC as part of an internal Merrill Lynch reorganization.

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

          Effective after the close of business on December 31, 2002, the Partnership combined its net assets with five other similar Multi-Advisor Funds to form a combined ML Futures Investments L.P. in a tax-free reorganization. All of the Partnership's investors received new units of the combined Partnership with an initial Net Asset Value per Unit of $1.00 in exchange for each of their original Units. The aggregate Net Asset Value of each investor's new Units is equal to the aggregate Net Asset Value of their original Units. Conversion of the shares had no adverse economic effect on investors in any of the Multi-Advisor Funds. The combined Partnership will continue to invest through MM LLC and the combination of the Multi-Advisor Funds did not change the operations of MM LLC. The combined Partnership's percentage of ownership of MM LLC was 32.32% immediately after the combination.

          As of January 1, 2003, the combined Partnership's capitalization was $56,057,893, and the Net Asset Value of a Unit was $1.000. Unless otherwise noted, financial information provided in this report for 2003 is for the combined Partnership.

          Through December 31, 2002, prior to combination, the highest month-end Net Asset Value per Unit was $267.42 (October 31, 2001) and the lowest was $99.88 (March 31, 1989).

          Through December 31, 2003, after the combination, the highest month-end Net Asset Value per Unit was $1.0881 (December 31, 2003) and the lowest was $1.000 (December 31, 2002).

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

          MLIM LLC is the Partnership's trading manager, with responsibility for selecting Advisors to manage MM LLC's assets by allocating and reallocating MM LLC assets among different Advisors.

          Considered as a whole, the Partnership, through its investment in MM LLC, trades in a diversified range of international markets. Certain Advisors considered individually, concentrate primarily on trading in a limited portfolio of markets. The composition of the "sectors" included in the Partnership's portfolio varies substantially over time.

          MLIM LLC may, from time to time, direct certain individual Advisors to manage their MM LLC accounts as if they were managing more equity than the actual capital allocated to them.

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

          MARKET TYPES.
          The Partnership trades, through its investment in MM LLC, on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's non-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

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

          As in the case of its market sector allocations, the Partnership's commitments to different types of markets, U.S. and non-U.S., regulated and non-regulated, differ substantially from time to time as well as over time.

          CUSTODY OF ASSETS.

          The majority of the Partnership's assets are currently held in customer accounts at MLPF&S.

          INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S U.S. DOLLAR AND NON U.S. DOLLAR ASSETS

          All of the Partnership's U.S. dollar assets invested in MM LLC are maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credits MM LLC with interest at the prevailing 91-day U.S. Treasury bill rate. MM LLC is credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest, which Merrill Lynch pays to MM LLC, from possession of such assets.

          Merrill Lynch charges the Partnership, through MM LLC, Merrill Lynch's cost of financing realized and unrealized losses on MM LLC's non-U.S. dollar-denominated positions.

          Charges

          The following table summarizes the charges incurred by the Partnership during 2003, 2002 and 2001 through MM LLC.

                                    2003                           2002                        2001
                        ----------------------------  ----------------------------  ---------------------------
                                        % OF AVERAGE                  % OF AVERAGE                 % OF AVERAGE
                             DOLLAR      MONTH-END         DOLLAR      MONTH-END        DOLLAR      MONTH-END
      CHARGES                AMOUNT      NET ASSETS        AMOUNT      NET ASSETS       AMOUNT      NET ASSETS
----------------------------------------------------  ---------------------------------------------------------
Brokerage
Commissions              $   4,601,819     8.36%       $   5,036,531       8.68%     $  1,181,604       8.71%
Administrative Fee             135,348     0.25%             143,899       0.25%           33,760       0.25%
Profit Shares                1,524,986     2.77%           1,514,320       2.61%          261,917       1.93%
                        ----------------------------  ----------------------------  ---------------------------
Total                    $   6,262,153    11.38%       $   6,694,750      11.54%     $  1,477,281      10.90%
                        ============================  ============================  ===========================

          The Partnership's average month-end Net Assets, during 2003, 2002 and 2001 equaled $55,028,914, $57,994,094, and $13,558,376, respectively.

          During 2003, 2002 and 2001, the Partnership earned through its investment in MM LLC $588,108, 1,154,755 and 473,244 in interest income or approximately 1.07%, 1.99% and 3.49%

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT              NATURE OF PAYMENT                  AMOUNT OF PAYMENT
---------              -----------------                  -----------------
MLPF&S                 Brokerage Commissions              A flat-rate monthly commission of 0.708 of 1% (an 8.50%
                                                          annual rate), reduced from 8.75% prior to January 1,
                                                          2003, of the Partnership's month-end assets allocated
                                                          to trading. As of December 31, 2003, 100% of the
                                                          Partnership's assets were allocated to trading in MM
                                                          LLC.

                                                          During 2003, 2002 and 2001, the Partnership paid
                                                          round-turn commissions through its investment in MM LLC.
                                                          The estimated aggregate round-turn commission rate of MM
                                                          LLC for the years ended December 31, 2003, 2002 and 2001
                                                          are $53, $59, and $64, respectively.

MLPF&S                 Use of Partnership assets          Merrill Lynch may derive certain economic benefit from
                                                          the deposit of certain of the Partnership's U.S. dollar
                                                          assets in offset accounts.

MLIM LLC               Administrative Fees                The Partnership pays MLIM LLC a monthly administrative
                                                          fee equal to 0.021 of 1% (a 0.25% annual rate) of the
                                                          Partnership's month-end assets allocated to trading. As
                                                          of December 31, 2003, 100% of the assets were allocated
                                                          to trading in MM LLC. MLIM LLC pays all of the
                                                          Partnership's routine administrative costs.


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

MLPF&S;
 Others                Extraordinary expenses             Actual costs incurred; none paid to date.

          Regulation

          MLIM LLC, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission, (the "CFTC") and the National Futures Association ("NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission (the "SEC"). However, MLIM LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

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

          The Partnership's offices are the offices of MLIM LLC (Merrill Lynch Investment Managers LLC, 222 Broadway, 27th Floor, New York, NY 10038-2510). MLIM LLC performs all administrative services for the Partnership from MLIM LLC's offices.

ITEM 3: LEGAL PROCEEDINGS

          Merrill Lynch, a partner of MLIM, which is the sole member of MLIM LLC, as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM LLC or the Partnership.

          MLIM LLC or the Partnership itself has never been the subject of any material litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  MARKET INFORMATION:

          There is no established public trading market for the Units, nor is it anticipated that one will develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value.

     (b)  HOLDERS:

          As of December 31, 2003, there were 2,489 holders of Units, including MLIM LLC.

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

ITEM 6:  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership:

                                   FOR THE YEAR    FOR THE YEAR     FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                      ENDED           ENDED             ENDED           ENDED            ENDED
                                   DECEMBER 31,    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
STATEMENT OF OPERATIONS                2003            2002             2001             2000             1999
------------------------------------------------------------------------------------------------------------------
Income (Loss) from Investments     $  4,689,691    $  1,978,179     $    131,917     $    708,390     $   (235,974)
                                  --------------------------------------------------------------------------------
Net Income (Loss)                  $  4,689,691    $  1,978,179     $    131,917     $    708,390     $   (235,974)
                                  ================================================================================

                                   DECEMBER 31,    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
BALANCE SHEET DATA                     2003            2002             2001             2000             1999
------------------------------------------------------------------------------------------------------------------
Partnership Net Asset Value        $ 53,823,502    $ 56,057,893     $ 12,802,184     $ 14,260,889     $ 17,051,954
Net Asset Value per Unit                $1.0881         $1.0000          $253.70          $251.42          $238.05
                                  --------------------------------------------------------------------------------

The variations in income statement line items are primarily due to investing in Trading LLCs and in MM LLC.

----------------------------------------------------------------------------------------------------------------------------
                                           MONTH-END NET ASSET VALUE PER UNIT
----------------------------------------------------------------------------------------------------------------------------
        JAN.      FEB.      MAR.      APR.       MAY      JUNE      JULY       AUG.     SEPT.     OCT.      NOV.      DEC.
----------------------------------------------------------------------------------------------------------------------------
1999  $237.81   $240.67   $239.59   $242.21   $240.30   $241.20   $241.69   $240.05   $236.56   $230.09   $236.27   $238.05
----------------------------------------------------------------------------------------------------------------------------
2000  $238.86   $237.06   $232.93   $233.23   $236.68   $233.78   $230.43   $231.18   $224.20   $224.59   $237.40   $251.42
----------------------------------------------------------------------------------------------------------------------------
2001  $249.58   $251.97   $263.85   $256.16   $253.51   $253.68   $253.09   $254.51   $256.69   $267.24   $254.23   $253.70
----------------------------------------------------------------------------------------------------------------------------
2002  $246.27   $239.70   $243.32   $239.74   $242.38   $250.38   $254.47   $261.38   $264.94   $259.14   $258.11   $1.0000
----------------------------------------------------------------------------------------------------------------------------
2003  $1.0317   $1.0629   $1.0162   $1.0217   $1.0734   $1.0555   $1.0397   $1.0345   $1.0382   $1.0619   $1.0600   $1.0881
----------------------------------------------------------------------------------------------------------------------------

          Pursuant to CFTC policy, monthly performance is presented only from January 1, 1999 even though Units were outstanding prior to such date.

          After the close of business on December 31, 2002, the Partnership combined its assets with five other similar Multi Advisor Funds to form the Combined Partnership. All of the affected investors received new units of the Combined Partnership with an initial Net Asset Value per Unit of $1.00 in exchange for each of their original units. The aggregate Net Asset Value of investor's new units is equal to the aggregate Net Asset Value of their original Units. The ratio of the Unit exchange by entity is listed below.

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

                           ML FUTURES INVESTMENTS L.P.
                                DECEMBER 31, 2003

    TYPE OF POOL: SELECTED-ADVISOR/PUBLICLY-OFFERED/"PRINCIPAL PROTECTED"(1)
                       INCEPTION OF TRADING: MARCH 1, 1989
                      AGGREGATE SUBSCRIPTIONS: $130,705,893
                       CURRENT CAPITALIZATION: $53,823,502
                   WORST MONTHLY DRAWDOWN(2): (4.87)% (11/01)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (10.31)% (11/01-2/02)

                                  -------------

              NET ASSET VALUE PER UNIT, DECEMBER 31, 2003: $1.0881

          ----------------------------------------------------------------------------
                                   MONTHLY RATES OF RETURN(4)
          ----------------------------------------------------------------------------
          MONTH                       2003      2002        2001      2000       1999
          ----------------------------------------------------------------------------
          January                     3.17%    (2.93)%     (0.73)%     0.34%     (1.27)%
          ----------------------------------------------------------------------------
          February                    3.03     (2.67)       0.96      (0.76)      1.20
          ----------------------------------------------------------------------------
          March                      (4.40)     1.51        4.71      (1.74)     (0.45)
          ----------------------------------------------------------------------------
          April                       0.55     (1.47)      (2.91)      0.13       1.09
          ----------------------------------------------------------------------------
          May                         5.06      1.10       (1.03)      1.48      (0.79)
          ----------------------------------------------------------------------------
          June                       (1.67)     3.30        0.07      (1.23)      0.37
          ----------------------------------------------------------------------------
          July                       (1.50)     1.63       (0.23)     (1.43)      0.20
          ----------------------------------------------------------------------------
          August                     (0.50)     2.72        0.56       0.33      (0.68)
          ----------------------------------------------------------------------------
          September                   0.36      1.36        0.85      (3.02)     (1.45)
          ----------------------------------------------------------------------------
          October                     2.28     (2.19)       4.11       0.17      (2.73)
          ----------------------------------------------------------------------------
          November                   (0.18)    (0.39)      (4.87)      5.70       2.68
          ----------------------------------------------------------------------------
          December                    2.65      2.55       (0.21)      5.91       0.75
          ----------------------------------------------------------------------------
          Compound Annual
          Rate of Return              8.81%     4.33%       0.91%      5.62%     (1.19)%
          ----------------------------------------------------------------------------

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

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1999 by the Partnership; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1999 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

          MLIM LLC has made and MLIM LLC expects to continue making frequent changes to both trading asset allocations among Advisors and Advisor combinations in MM LLC.

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

General

          A number of the Advisors are trend following traders, whose programs do not attempt to predict price movements. No fundamental economic supply or demand analyses are used by these Advisors, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are evaluated. Instead, the programs apply proprietary computer models to analyze past market data, and from this data alone attempt to determine whether market prices are trending. These technical traders base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominant prices.

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

          There are many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others.
The analysis is further complicated by the fact that the programs are designed to recognize only certain types of trends and to apply only certain criteria of when a trend has begun. Consequently, even though significant price trends may occur, if these trends are not comprised of the type of intra-period price movements, which the programs are, designed to identify, a trend-following Advisor may miss the trend altogether.

          In the case of the Advisors, which implement strategies who rely more on discretion and market judgment, it is not possible to predict, from their performance during past market cycles, how they will respond to future market events.

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

2003

          During 2003 all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary of 2003 describes the trading results for MM LLC during the year.

          The Partnership's overall trading performance was successful with trading in the currency sector proving to be the most profitable. The Partnership experienced gains in all sectors.

          The currency sector had the most significant gains for the year. The weakening U.S. dollar continued to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S. dollar positions against other currencies. The largest gains versus the U.S. dollar during January and February were with the Australian dollar and Canadian dollar. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year. The
U.S. dollar depreciated against most major currencies throughout most of the second quarter. The currency markets judged the developments in the Middle East as negative for the U.S. economy and trade, and the U.S. dollar sold off against most major currencies. The U.S. dollar continued to weaken significantly during the month of May when Treasury Secretary Snow indicated he was comfortable with current declines and that a cheaper U.S. dollar would increase exports. The U.S. dollar strengthened against most major currencies late June, reversing some earlier profits. During the middle of the third quarter, the U.S. dollar appreciated relative to the European currencies. In the fourth quarter the U.S. dollar declined against other major currencies, as concerns over the widening trade deficits persisted. Gains in trading the Australian dollar and Euro outweighed smaller losses in other markets during the fourth quarter.

          Trading in stock indices posted a gain for the year. The market was choppy throughout the year making trading difficult. The Partnership was able to realize some gains in January on short positions as most indices recorded three-month lows. At the beginning of the third quarter, the equities were fairly quiet with strong gains being generated in trading global stock indices, primarily the Nikkei 225. During the middle of the third quarter, the losses in the S&P 500 and Dow Jones futures outweighed gains in other markets. However, the Japanese Nikkei was the strongest performer as it gained over 8% on strong economic numbers. In December, a profit was posted as long exposure to global equities from momentum based models performed well as equities closed the year out with positive performance. The main drives to performance in this sector were the DAX and the S&P500.

          The metals sector was also profitable for the year. Gold drove profits in January as it continued its run up. The general perception of risks in the financial markets and the geopolitical situation unfolding was a main driver for the gold market in January. Gold generated losses in March through June as gold's appeal as a safe investment diminished. At the closing of the third quarter, both the industrial and metal complex sectors benefited from increases in valuation. In November gold rallied and prices reached a six-year high and was one of the main drivers of performance for the sector. The year ended with strong physical demand from Asia accelerating the up trend in base metals, particularly, nickel and copper, which benefited our long exposure to these markets.

          Interest rate futures were profitable for the year. Significant gains in February and May as well as in July due to the massive sell-off in bonds, offset losses throughout the remainder of the year. U.S. and European bonds rallied until the beginning of the third quarter, when the U.S. bond market suffered losses after the U.S. government announced its intentions to borrow a record amount to finance the huge deficit. European bonds were weaker, but generally outperformed U.S. bonds during such period Despite a record $60 billion refunding program in the U.S., bonds managed a timid recovery after making new lows. Trading conditions remain choppy in this sector and overall exposure continues to remain low, since no clear trends have emerged at the end of the year.

          Energy was a profitable sector for the year. In February, the best performing month, natural gas prices rose nearly 40% in a single day in connection with expected severely cold weather and supply shortages. This helped the Partnership retain profits as prices declined in crude oil and natural gas in March. The markets in April and May were dominated by the developments in the Middle East, especially OPEC's reaction to the developments in Iraq. Production was not being resumed as initially estimated even though the destruction of the oilfields was smaller than expected. Natural gas was very volatile during June. During the middle of the third quarter, crude oil and most of the other energy markets were almost unchanged with high volatility throughout this period. The volatility was mainly due to the uncertainty in supply and estimates of demand that were projected to increase. This was partly offset by expectations of the possible resumption of oil production by Iraq. Strong gains were generated trading unleaded gas and crude oil, only to be reversed in September. The year ended with losses posted in the fourth quarter primarily due to milder weather in the U.S., which lead to a downward trend in natural gas. Prices were volatile after the arrest of Saddam Hussein and by a potential increase of OPEC quotas.

          Trading in agricultural commodities posted small gains for the year. Livestock markets were off in February as Russia imposed an import limit to help its domestic production. Sugar was to blame for losses in March as prices reversed and hit a two-month low. Gains in April, mainly from soybeans, which rallied due to revisions in crop estimates and weather overseas, were overshadowed by losses in May and June due to changes in crop estimates and a volatile livestock market. In the beginning of the third quarter, short exposure in corn generated strong profits as the U.S. government forecasted a record crop for this year. Supply and demand continued to drive the cattle market as prices rose sharply in the beginning of the third quarter. Weather drove prices up due to very little rain in the Midwest, where a substantial portion of the U.S. crops grow. By the end of the third quarter, supply concerns drove the corn and soybean markets due to the fact the USDA reported a better than expected yield on corn and lower yields on soybeans. The fourth quarter began with posted gains as grain export data was very bullish for most grain markets and soybeans. Later in the fourth quarter, the discovery of the first case of mad cow disease contributed to the posting of losses.

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

          Trading in the interest rate sector was the most successful strategy for 2001. The impact of the weakening U.S. economy and the Federal Reserve's move to cut interest rates was felt throughout the futures market, as Euro futures contracts rose dramatically since December 2000. Eurodollar positions continued to post gains later in the year. Swiss franc short-term interest rate contract trading and short Sterling 500 positions were also profitable. In October, the U.S. Treasury's announcement to stop issuing 30-year debt, coupled with worldwide governments easing of monetary policy, benefited long positions across the global yield curve.

          Despite year long volatility, stock index trading was profitable. Short positions resulted in gains as global equity markets remained caught between negative news about corporate earnings, the potential effects of further monetary easing and the global economic slump would worsen as an aftermath of the September 11 attacks. The global equity markets improved by year-end, driven by the rebounding technology sector.

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

          Trading in the metals markets was successful. Silver prices reversed their earlier trend in February, as short positions were profitable. Silver trading continued to be volatile as China exports were high due to poor domestic demand, adversely affecting prices. Short positions in base metals posted gains in October as a weak economic outlook kept prices depressed. By year-end, base metals reversed their downward trend on expectations of a quick economic recovery, generating losses on short positions.

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

VARIABLES AFFECTING PERFORMANCE

          The principal variables, which determine the net performance of the Partnership, are gross profitability and interest income.

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

          Except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses, as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there generally is a readily available market value for the Partnership's positions and assets, the Partnership's monthly Net Asset Value calculations typically are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

     (The Partnership has no off-balance sheet arrangements or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

          The following table indicates the average, highest and lowest trading Value at Risk associated with MM LLC's open positions by market category for the fiscal years. During the fiscal year 2003, MM LLC's average capitalization was approximately $157,124,549. During the fiscal year 2002, MM LLC's average capitalization was approximately $183,710,108.

                                                 DECEMBER 31, 2003
                                                 -----------------
                                        AVERAGE       % OF AVERAGE    HIGHEST VALUE    LOWEST VALUE
 MARKET SECTOR                       VALUE AT RISK   CAPITALIZATION      AT RISK         AT RISK
 -------------                      --------------   --------------  --------------  --------------
 Interest Rates                      $   4,133,172             2.63%  $   6,013,210   $   3,160,543
 Currencies                                675,157             0.43%      1,079,010         419,932
 Stock Indices                             203,463             0.13%        628,807          35,279
 Metals                                    169,615             0.11%        419,236          13,169
 Agricultural Commodities                   69,106             0.04%        141,019          15,294
 Energy                                     77,889             0.05%        197,321           4,419
                                    --------------   --------------  --------------  --------------

 TOTAL                               $   5,328,402             3.39%  $   8,478,603   $   3,648,636
                                    ==============   ==============  ==============  ==============

                                                DECEMBER 31, 2002
                                                -----------------
                                       AVERAGE       % OF AVERAGE    HIGHEST VALUE   LOWEST VALUE
MARKET SECTOR                       VALUE AT RISK   CAPITALIZATION      AT RISK        AT RISK
-------------                      --------------   --------------  --------------  --------------
Interest Rates                      $   1,982,492             1.08%  $   6,027,760   $   1,126,145
Currencies                              1,940,784             1.05%      2,656,498         458,506
Stock Indices                             808,622             0.44%      1,315,273         352,638
Metals                                    531,037             0.29%      1,026,859          70,350
Agricultural Commodities                  644,963             0.35%        860,558         209,912
Energy                                    529,806             0.29%      1,174,840         254,025
                                   --------------   --------------  --------------  --------------

TOTAL                               $   6,437,704             3.50%  $  13,061,788   $   2,471,576
                                   ==============   ==============  ==============  ==============

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements required by this Item are included in Exhibit 13.01.

Selected Quarterly Financial Data
   ML Futures Investments LP (2002 data before combination)

Net Income by Quarter
Eight Quarters through December 31, 2003

                        FOURTH        THIRD        SECOND        FIRST      FOURTH       THIRD     SECOND      FIRST
                        QUARTER      QUARTER       QUARTER      QUARTER     QUARTER     QUARTER    QUARTER    QUARTER
                         2003         2003          2003         2003         2002        2002       2002       2002
                     -----------   -----------   -----------  -----------  ---------  ----------   --------  ----------
Total Income          $ 4,347,503  $   221,256   $ 3,802,780  $ 2,580,305  $230,138   $1,153,717   $713,224  $(238,935)
Total Expenses          1,820,218    1,133,166     1,684,649    1,624,120   250,248      466,188    378,503    285,712
                     ---------------------------------------------------------------------------------------
Net Income            $ 2,527,285  $  (911,910)  $ 2,118,131  $   956,185  $(20,110)  $  687,529   $334,721  $(524,647)
                     =======================================================================================

Net Income per Unit   $    0.0499  $   (0.0175)  $    0.0396  $    0.0172  $  (0.44)  $    14.57   $   6.90  $  (10.44)

          The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no changes in or disagreements with independent auditors on accounting or financial disclosure.

ITEM 9A: CONTROLS AND PROCEDURES

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

               The managers and executive officers of MLIM LLC and their respective business backgrounds are as follows:

VINAY MENDIRATTA       Managing Director and Chief Operating Officer - Alternative Strategies and Quantitative Advisers Division

FABIO P. SAVOLDELLI    Managing Director and Chief Investment Officer - Alternative Strategies Division

JAMES KASE             President and Chief Marketing Officer

ANDREW DONAHUE         General Counsel

PATRICK HAYWARD        Chief Financial Officer

               Vinay Mendiratta was born in 1967. Mr. Mendiratta is Managing Director and Chief Operating Officer, Alternative Strategies and Quantitative Advisers divisions since August 2003. Mr. Mendiratta served as Chief Operating Officer of MLIM LLC's Alternative Investments division since March 2003. Prior to that he was MLIM's Alternative Investments product specialist based in London responsible for the marketing hedge fund products to clients in Europe and the Middle East. Prior to joining Merrill Lynch, Mr. Mendiratta was a product specialist for Bankers Trust's quantitative investment team and has ten years of investment experience. Mr. Mendiratta obtained his Bachelor of Arts in Economics from Duke University and his MBA in Finance from Columbia.

               Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is Managing Director and Chief Investment Officer of MLIM LLC's Alternative Strategies Division since March 2003. He has been a Managing Director since January 2000. Mr. Savoldelli served as Managing Director for Merrill Lynch Corporate and Institutional Client Group from 1996 to 1999. Prior to joining Merrill Lynch, he served as Chief Investment Officer - Americas for Chase Manhattan Bank from 1995 to 1996 and as Director at Swiss Bank Portfolio Management from 1990 to 1995. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

               James Kase was born in 1960. Mr. Kase is President and Chief Marketing Officer of MLIM LLC since March 2003. Mr. Kase has been a managing director of MLIM LLC since March 2000. In addition, Mr. Kase is managing director and Head of Americas Institutional Channel for Merrill Lynch Investment Managers, L.P. and Fund Asset Management, L.P. Prior to joining MLIM LLC, he served as managing director and business head for Lehman Brothers from 1995 through 2000. He received his Bachelor of Arts in Political Science from Brown University.

               Andrew Donahue was born in 1950. Mr. Donahue is the General Counsel of MLIM LLC, Merrill Lynch Investment Managers, L.P. and Fund Asset Management, L.P. since March 2003. Previously, Mr. Donahue worked at OppenheimerFunds, Inc., where he most recently served as executive vice president and general counsel responsible for the firm's legal and compliance functions and regulatory matters. He received his Bachelor of Arts from Hofstra University and his Judicial Degree from New York University School of Law.

               Patrick Hayward was born in 1967. Mr. Hayward has been the Chief Financial Officer for MLIM Americas Institutional and Registrant since June 2002. Mr. Hayward previously served as Vice President and Divisional Financial Officer for Societe Generale from December 2001 to June 2002; Vice President and Controller of SG Cowen Asset Management, Inc. from December 1999 to December 2001; Controller and Operations Manager for Compass Group, LLC from July 1997 to November 1999; Controllers Associate for Morgan Stanley & Co. from April 1993 to July 1997; and Senior Accountant for Ernst & Young from September 1989 to April 1993. He received his Bachelor of Business Administration from College of William &
Mary.

               As of December 31, 2003, the principals of MLIM LLC had no investment in the Partnership, and MLIM LLC's general partner interest in the Partnership was valued at $550,885.

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

               None.

     (e)       BUSINESS EXPERIENCE:

               See Item 10(a)(b) above.

     (f)       INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

               None.

     (g)       PROMOTERS AND CONTROL PERSONS:

               Not applicable.

     CODE OF ETHICS:

               The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership's (MLIM LLC's) executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-800-637-3863.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

               As of December 31, 2003, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

     (b)       SECURITY OWNERSHIP OF MANAGEMENT:

               As of December 31, 2003, MLIM LLC owned 506,504 Units (unit-equivalent general partnership interests), which was 1.02% of the total Units outstanding.

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

               MLIM LLC paid substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIM LLC is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

     (b)       CERTAIN BUSINESS RELATIONSHIPS:

               MLPF&S, an affiliate of MLIM LLC acts as the principal commodity broker for the Partnership.

               In 2003, the MM LLC expensed directly: (i) Brokerage Commissions of $6,518,807 to MLPF&S, which included $770,177 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $230,413 to MLIM LLC. In addition MLIM LLC and its affiliates may have derived certain economic benefit from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

               See Item 1(c), "Narrative Description of Business -- Charges" and "Description of Current Charges" for a discussion of other business dealings between MLIM LLC affiliates and the Partnership.

     (c)       INDEBTEDNESS OF MANAGEMENT:

               The Partnership is prohibited from making any loans to management or otherwise.

     (d)       TRANSACTIONS WITH PROMOTERS:

               Not applicable.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     (a)       AUDIT FEES

               Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's financial statements as of and for the year ended December 31, 2003 were $20,000.

               Aggregate fees billed for these services for the year ended December 31, 2002 were $16,789.

     (b)       AUDIT-RELATED FEES

               There were no other audit-related fees billed for the years ended December 31, 2003 or 2002 related to the Partnership.

     (c)       TAX FEES

               Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2003 were $26,500.

               Aggregate fees billed for these services for the year ended December 31, 2002 were $185,500.

     (d)       ALL OTHER FEES

               No fees were billed by Deloitte & Touche LLP during the years ended December 31, 2003 or 2002 for any other professional services in relation to the Partnership.

               Neither the Partnership nor MLIM LLC has an audit committee to preapprove principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer preapprove all billings prior to the commencement of the performance of such services.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.    FINANCIAL STATEMENTS:

                                                                                   PAGE
               Independent Auditors' Report                                           1

               Statements of Financial Condition as of December 31, 2003 and 2002     2

               For the years ended December 31, 2003, 2002 and 2001
                        Statements of Operations                                      3
                        Statements of Changes in Partners' Capital                    4

               Financial Data Highlights for the year ended December 31, 2003         5

               Notes to Financial Statements                                       6-10

     (a) 2.8(d)     FINANCIAL STATEMENT SCHEDULES:

               Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

     (a) 3.    EXHIBITS:

               The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION                DESCRIPTION
-----------                -----------
2.01                       Amended and Restated Agreement and Plan of Merger of certain Limited Partnerships with and into ML Futures Investment L.P.

EXHIBIT 2.01               Is filed herewith.

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

10.01(o)                   Form of Advisory Agreement between the Partnership, MLIM LLC, MLPF&S and each
                           Advisor.

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

10.06                      Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank, MLIM
                           LLC, MLPF&S and the Partnership.

EXHIBIT 10.06:             Is incorporated herein by reference from Exhibit 10.06 contained in the
                           Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(a)                   Form of Advisory and Consulting Agreement Amendment among MLIM LLC, each Advisor, the Partnership and MLPF&S.

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

13.01                      2003 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:             Is filed herewith.

13.01                      2003 Annual Report and Independent Auditors' Report for the following Trading
                           Limited Liability Company sponsored by MLIM LLC:
                           ML Multi-Manager Portfolio LLC

EXHIBIT 13.01(a):          Is filed herewith.

28.01                      Prospectus of the Partnership dated June 1, 1990.

EXHIBIT 28.01:             Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933 (File No. 33-34432) filed on
                           June 7, 1990.

31.01 and 31.02            Rule 13a-14(a)/15d-14(a) Certifications.

EXHIBITS 31.01 AND 31.02   Are filed herewith.

32.01 and 32.02            Section 1350 Certifications.

EXHIBITS 32.01 AND 32.02   Are filed herewith.

     (b)       REPORT ON FORM 8-K:

               No reports on Form 8-K were filed during the fourth quarter of 2003.

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

               ML FUTURES INVESTMENTS L.P.

               By: MERRILL LYNCH INVESTMENT MANAGERS LLC
                      General Partner

               By:/s/Vinay Mendiratta
               ----------------------
               Vinay Mendiratta
               Managing Director and Chief Operating Officer
               - Alternative Strategies and Quantitative Advisers Divisions (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                  TITLE                                                     DATE
---------                  -----                                                     ----
/s/Vinay Mendiratta        Managing Director and Chief Operating Officer             March 30, 2004
-------------------        - Alternative Strategies and Quantitative
Vinay Mendiratta           Advisers Divisions
                           (Principal Executive Officer)

/s/Fabio P. Savoldelli     Managing Director and Chief Investment Officer            March 30, 2004
----------------------     - Alternative Strategies Division
Fabio P. Savoldelli

/s/James Kase              President and Chief Marketing Officer                     March 30, 2004
------------
James Kase

/s/Andrew Donohue          General Counsel                                           March 30, 2004
-----------------
Andrew Donohue

/s/Patrick Hayward         Chief Financial Officer                                   March 30, 2004
------------------         (Principal Financial and Accounting Officer)
Patrick Hayward

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Investment Managers LLC)

MERRILL LYNCH INVESTMENT                      General Partner of Registrant          March 30, 2004
MANAGERS LLC

By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Vinay Mendiratta, certify that:

1. I have reviewed this report on Form 10-K of ML Futures Investments L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies and material weakness in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 30, 2004
----------------------

By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Patrick Hayward, certify that:

1. I have reviewed this report on Form 10-K of ML Futures Investments L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and such presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies and material weakness in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 30, 2004
----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATIONS

In connection with this annual report of ML Futures Investments L.P. on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Vinay Mendiratta, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments L.P.


Date: March 30, 2004
----------------------

By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 135O CERTIFICATIONS

In connection with this annual report of ML Futures Investments L.P. on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments L.P.

Date: March 30, 2004
----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                           ML FUTURES INVESTMENTS L.P.

                                 2003 FORM 10-K

                                INDEX TO EXHIBITS

                                     EXHIBIT

Exhibit 13.01 2003         Annual Report and Independent Auditors' Report

Exhibit 13.01(a) 2003 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by Merrill Lynch Investment Managers LLC:
                           ML Multi-Manager Portfolio LLC