Form 10-Q
period 2004-03-31
ML FUTURES INVESTMENTS LP
filed 2004-05-14
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

          Delaware                                 36-3590615
----------------------------             ---------------------------------
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

                        STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                              MARCH 31,
                                                                2004       DECEMBER 31,
                                                            (UNAUDITED)        2003
                                                            ------------   ------------
ASSETS
Investment in MM LLC                                        $ 53,561,955   $ 53,823,502
Receivable from MM LLC                                           755,195        741,550
                                                            ------------   ------------

         TOTAL                                              $ 54,317,150   $ 54,565,052
                                                            ============   ============

LIABILITY AND PARTNERS' CAPITAL

 Redemptions payable                                        $    755,195   $    741,550
                                                            ------------   ------------

     Total liabilities                                           755,195        741,550
                                                            ------------   ------------

PARTNERS' CAPITAL:

General Partner (506,491 and  506,491 Units)                     572,169        550,885
Limited Partners (46,888,126 and 48,959,640 Units)            52,989,786     53,272,617
                                                            ------------   ------------

     Total partners' capital                                  53,561,955     53,823,502
                                                            ------------   ------------

         TOTAL                                              $ 54,317,150   $ 54,565,052
                                                            ============   ============

NET ASSET VALUE PER UNIT

   (Based on 47,394,617 and 49,466,131 Units outstanding)   $     1.1301   $     1.0881
                                                            ============   ============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                                   (unaudited)

                                              FOR THE THREE    FOR THE THREE
                                               MONTHS ENDED     MONTHS ENDED
                                                MARCH 31,        MARCH 31,
                                                  2004              2003
                                              -------------    -------------
REVENUES:
 Trading profits (loss):
   Realized                                   $   4,744,716    $   5,328,243
   Change in unrealized                          (1,025,646)      (2,917,741)
                                              -------------    -------------

     Total trading results                        3,719,070        2,410,502
                                              -------------    -------------

 Interest income                                    122,506          169,803
                                              -------------    -------------

     Total revenues                               3,841,576        2,580,305
                                              -------------    -------------

EXPENSES:
 Brokerage commissions                            1,113,293        1,208,536
 Administrative fees                                 32,744           35,545
 Profit shares                                      641,498          380,039
                                              -------------    -------------

     Total expenses                               1,787,535        1,624,120
                                              -------------    -------------

NET INCOME                                    $   2,054,041    $     956,185
                                              =============    =============

NET INCOME PER UNIT:
 Weighted average number of General Partner
 and Limited Partner Units outstanding           48,756,541       55,563,480
                                              =============    =============

 Net income per weighted average
 General Partner and Limited Partner Unit     $      0.0421    $      0.0172
                                              =============    =============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (unaudited)

                                    UNITS        GENERAL PARTNER   LIMITED PARTNERS       TOTAL
                                 ------------    ---------------   ----------------    ------------
PARTNERS' CAPITAL,
 December 31, 2002                     44,778    $       123,877   $     11,728,631    $ 11,852,508

Partnership combination            56,013,115            460,679         43,744,706      44,205,385

Net income                                  -              9,444            946,741         956,185

Redemptions                        (2,023,384)                 -         (2,106,662)     (2,106,662)
                                 ------------    ---------------   ----------------    ------------

PARTNERS' CAPITAL,
 March 31, 2003                    54,034,509    $       594,000   $     54,313,416    $ 54,907,416
                                 ============    ===============   ================    ============

PARTNERS' CAPITAL,
 December 31, 2003                 49,466,131    $       550,885   $     53,272,617    $ 53,823,502

Net income                                  -             21,284          2,032,757       2,054,041

Redemptions                        (2,071,514)                 -         (2,315,588)     (2,315,588)
                                 ------------    ---------------   ----------------    ------------

PARTNERS' CAPITAL,
 March 31, 2004                    47,394,617    $       572,169   $     52,989,786    $ 53,561,955
                                 ============    ===============   ================    ============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments (consisting of only recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership") as of March 31, 2004, and the results of its operations for the three months ended March 31, 2004 and 2003. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

2. COMBINATION OF MULTI-ADVISOR FUNDS

After the close of business on December 31, 2002, the Partnership combined its assets with five other similar Multi-Advisor Funds to form a combined ML Futures Investments L.P. in a tax free reorganization. All of the Partnership's investors received new units of the Partnership with an initial Net Asset Value per Unit of $1.00 in exchange for each of their original units. The aggregate Net Asset Value of investor's new units is equal to the aggregate Net Asset Value of their original Units. The ratio of the Unit exchange by entity is listed below.

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

Conversion of the shares had no adverse economic effect on investors in any of the Multi-Advisor Funds. Merrill Lynch Investment Managers LLC ("MLIM LLC") contributed $1,560 to the Partnership, the amount necessary due to the effects of rounding, to insure all investors received shares equal in value to their original holdings. The Partnership continues to invest through ML Multi-Manager Portfolio ("MM LLC") and the combination of the Multi-Advisor Funds did not change the operations of MM LLC. The combined Partnership's percentage of ownership of MM LLC was 32.32% immediately after the combination. After the combination of the Multi-Advisor Funds, the brokerage commission rate was reduced to 0.7083 of 1% (an 8.5% annual rate).

3. INVESTMENT IN MM LLC

As of March 31, 2004 and December 31, 2003, the Partnership had an investment in MM LLC of $53,561,955 and $53,823,502, respectively. As of March 31, 2004, and December 31, 2003, the Partnership's percentage ownership share of MM LLC was 44.18% and 38.41%, respectively.

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                            MARCH 31,
                              2004               DECEMBER 31,
                           (UNAUDITED)               2003
                      --------------------   --------------------
   Assets             $        141,356,118   $        148,476,219
                      ====================   ====================

   Liabilities        $         20,113,554   $          8,347,374

   Members' Capital            121,242,564            140,128,845
                      --------------------   --------------------

   Total              $        141,356,118   $        148,476,219
                      ====================   ====================

                      FOR THE THREE MONTHS   FOR THE THREE MONTHS
                      ENDED MARCH 31, 2004   ENDED MARCH 31, 2003
                          (UNAUDITED)            (UNAUDITED)
                      --------------------   --------------------
   Revenues           $          5,608,071   $          4,572,299

   Expenses                      2,477,284              2,594,520
                      --------------------   --------------------

   Net Income         $          3,130,787   $          1,977,779
                      ====================   ====================

4. FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership invests indirectly in derivative instruments as a result of its investment in MM LLC, but does not itself hold any derivative instrument positions. The nature of this Partnership has certain risks, which cannot be presented in the financial statements. The following summarizes some of those risks resulting from its investment in MM LLC.

MARKET RISK

Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently results in changes in the Partnership's allocation of net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by MM LLC, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

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

The Partnership, through MM LLC, has credit risk with respect to its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       MONTH-END NET ASSET VALUE PER UNIT

                              JAN.      FEB.      MAR.
                       -----------------------------------
                       2003   $ 1.0317  $ 1.0629  $ 1.0162
                       2004   $ 1.0929  $ 1.1324  $ 1.1301

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

January 1, 2004 to March 31, 2004

MM LLC experienced gains in the interest rate, metals, agricultural commodities, energy, and currency sectors and losses in stock indices. Overall, for the quarter, MM LLC experienced gains.

The interest sector posted the largest gains for the quarter despite choppy trading conditions early in the quarter. In January, profits were generated from various positions at the short end of the curve in Canada and Europe, while losses were posted at longer points in the curve in both the U.S. and Europe. In February, fixed income markets resumed their slow upward trend. In March, long exposure to most of the major global yield curves proved to generate positive results.

The metals sector posted gains for the quarter as well. In January, both precious and industrial metals generated positive returns from the long side. Base metals continued to move higher with the exception of nickel. Copper rose to its highest price in more than six years due to supply disruptions and heavy demand from new home construction. In February, base metals continued their upward move as the sector experienced strong demand, shrinking supply and U.S. dollar weakness, helping to drive prices higher. Strong industrial demand for copper and continued speculative interest pushed the market to a seven year high. In March, industrial metals generated minor losses for MM LLC, while precious metals contributed significantly, particularly, gold and silver.

The agricultural commodities sector posted gains early in the quarter as the USDA cut its forecast of the crop supply for both soybeans and corn, which sent prices surging. In February, grain markets extended their long-term rally, with corn and soybeans being pushed to highs on strong demand and low stockpiles. Grain markets continued to extend their long-term rally in March, with corn, soybeans and soymeal being pushed higher on strong demand from Asia and lower estimates of supply from South America.

The energy sector posted gains for the quarter. In crude oil and more broad energy markets, weather and OPEC were the dominant factors behind price moves during January. Weather was extremely cold in the Northeast and Midwest U.S., which caused a sharp rally in natural gas and heating oil. Crude oil had a sharp rally in early February and gradually sold-off as the markets became complacent about the OPEC meeting. The market continued this trend, as weather-related demand and tight U.S. inventories continued. In March, the energy sectors posted a small loss under extremely volatile market conditions. The crude oil market had very choppy performance during the month, as did the heating oil market.

The currency sector posted slight gains for the quarter. The currency sector began the quarter with gains as it continued its long trend of a weakening U.S. dollar. However, trading was very choppy and gains generated in the early part of January were lost. In February and March, the trend continued as currency trading was very difficult due to the heightened volatility in the markets.

Stock indices posted losses despite gains early in the quarter. Stock indices posted a profit for January as long exposure to global equities from momentum based and fundamental models performed well. In February, long exposure to global equities produced positive performance. In March, stock indices posted a loss that exceeded the gains from earlier in the quarter. Long Nikkei profits were overcome by losses in long exposure to European equities, which later flipped to short positions by month-end.

January 1, 2003 to March 31, 2003

MM LLC experienced gains in the currency, energy, interest rate and stock index sectors and losses in the agricultural commodity and metals sectors. Overall, for the quarter, MM LLC experienced gains.

The currency forward and futures trading had the most significant gains for the quarter. The weakening U.S. dollar was continuing to decline as it has for over a year and MM LLC was well positioned to capitalize on its U.S. dollar positions against other currencies. The largest gains versus the U.S. dollar during January and February were with the Australian dollar and Canadian dollar. In March, the U.S.

dollar strengthened on hopes that the war with Iraq would be short, and returned some of the profits from earlier in the year.

Energy was a profitable sector for the quarter. With the continuation of the strike in Venezuela, the tensions with Iraq and the cold winter, long positions in oil and natural gas were profitable in the beginning of the year. In February, the best performing month, natural gas prices rose nearly 40% in a single day citing expected severely cold weather and supply shortages. MM LLC profited from this event but such volatility caused many of the Advisors to reduce their long positions. This helped MM LLC retain profits as prices declined in crude oil and natural gas in March.

Interest rate futures were also profitable for the quarter. February had significant gains offsetting losses in both January and March. U.S. and European bonds rallied amid concerns of a global economic slowdown benefiting MM LLC's long exposures. Selective long/short rate exposure globally was the main driver to gains generated in the sector. The global fixed income markets continued their upward climb until mid-March when expectations of a short conflict triggered the liquidation of many fixed income investments, hurting long exposures.

Trading in stock indices posted slight gains for the quarter. The market was choppy throughout the quarter making trading difficult. MM LLC was able to realize some gains in January on short positions as most indices recorded three-month lows. During the rest of the quarter, choppy markets caused short positions to be covered to protect against the risk of significant losses.

The metals sector had losses for the quarter. Gold drove profits in January as it continued its run up. The general perception of risks in the financial markets and the geopolitical situation unfolding was the main driver for the gold market in January. MM LLC sustained losses in February and March as the long bias in precious metals hurt the portfolio when gold reversed its rising trend in February and continued to decline. Gold's appeal as a safe investment diminished.

Trading in agricultural commodities posted losses for the quarter. MM LLC held positions in sugar, livestock and the soybean complex. Livestock markets were off in February as Russia imposed an import limit to help its domestic production. Sugar was to blame for losses in March as prices reversed and hit a two-month low.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Merrill Lynch Investment Managers LLC, the General Partner of ML Futures Investments L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership, MM LLC, or MLIM LLC is a party.

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

          (b) REPORTS ON FORM 8-K.

          There were no reports on Form 8-K filed during the first three months of fiscal 2004.

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


                          ML FUTURES INVESTMENTS L.P.


                          By: MERRILL LYNCH INVESTMENT
                              MANAGERS LLC
                                  General Partner


Date: May 14, 2004        By /s/ VINAY MENDIRATTA
                             --------------------
                          Vinay Mendiratta
                          Managing Director and Chief Operating Officer
                          -Alternative Strategies and Quantitative Advisers
                          Divisions
                          (Principal Executive Officer)



Date: May 14, 2004        By /s/ PATRICK HAYWARD
                             --------------------
                          Patrick Hayward
                          Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                                                   EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Vinay Mendiratta, certify that:

1. I have reviewed this report on Form 10-Q of ML Futures Investments L.P.;

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

Date: May 14, 2004
---------------------

By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
- Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Patrick Hayward, certify that:

1. I have reviewed this report on Form 10-Q of ML Futures Investments L.P.;

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

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 14, 2004
---------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATIONS

In connection with this quarterly report of ML Futures Investments L.P. on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Vinay Mendiratta, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments L.P.

Date: May 14, 2004
---------------------

By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
- Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 135O CERTIFICATIONS

In connection with this quarterly report of ML Futures Investments L.P. on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments L.P.

Date: May 14, 2004
---------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)