Form 10-Q
period 2004-06-30
ML FUTURES INVESTMENTS LP
filed 2004-08-13
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
                        STATEMENTS OF FINANCIAL CONDITION

                                                                  JUNE 30,
                                                                    2004         DECEMBER 31,
                                                                (UNAUDITED)          2003
                                                               --------------   --------------
ASSETS
Investment in MM LLC                                           $   47,667,725   $   53,823,502
Receivable from MM LLC                                                593,025          741,550
                                                               --------------   --------------

         TOTAL                                                 $   48,260,750   $   54,565,052
                                                               ==============   ==============

LIABILITY AND PARTNERS' CAPITAL

 Redemptions payable                                           $      593,025   $      741,550
                                                               --------------   --------------

      Total liabilities
                                                                      593,025          741,550
                                                               --------------   --------------

PARTNERS' CAPITAL:
 General Partners (506,504 and 506,491 Units)                         526,839          550,885
 Limited Partners (45,302,958 and 48,959,640 Units)                47,140,886       53,272,617
                                                               --------------   --------------

      Total partners' capital                                      47,667,725       53,823,502
                                                               --------------   --------------

         TOTAL                                                 $   48,260,750   $   54,565,052
                                                               ==============   ==============

NET ASSET VALUE PER UNIT

    (Based on 45,809,462 and 49,466,131 Units outstanding)     $       1.0406   $       1.0881
                                                               ==============   ==============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      FOR THE THREE    FOR THE THREE      FOR THE SIX       FOR THE SIX
                                                      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                        JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                          2004              2003              2004              2003
                                                     --------------   ---------------   ----------------   --------------
REVENUES:
  Trading profits (loss):
    Realized                                         $   (1,506,914)  $     3,191,836   $      3,237,802   $    8,520,079
    Change in unrealized                                 (2,262,889)          450,510         (3,288,535)      (2,467,231)
                                                     --------------   ---------------   ----------------   --------------

      Total trading results                              (3,769,803)        3,642,346            (50,733)       6,052,848
                                                     --------------   ---------------   ----------------   --------------

  Interest income                                           124,042           160,434            246,548          330,237
                                                     --------------   ---------------   ----------------   --------------

      Total revenues                                     (3,645,761)        3,802,780            195,815        6,383,085
                                                     --------------   ---------------   ----------------   --------------

EXPENSES:
  Brokerage commissions                                   1,018,168         1,218,638          2,131,461        2,427,174
  Administrative fees                                        29,946            35,843             62,690           71,388
  Profit shares                                            (494,198)          430,168            147,300          810,207
                                                     --------------   ---------------   ----------------   --------------

      Total expenses                                        553,916         1,684,649          2,341,451        3,308,769
                                                     --------------   ---------------   ----------------   --------------

NET INCOME (LOSS)                                    $   (4,199,677)  $     2,118,131   $     (2,145,636)  $    3,074,316
                                                     ==============   ===============   ================   ==============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
  and Limited Partner Units outstanding                  46,828,414        53,542,915         47,792,479       54,553,199
                                                     ==============   ===============   ================   ==============

  Net income (loss) per weighted
  average Limited Partner and
  General Partner Unit                               $      (0.0897)  $        0.0396   $        (0.0449)  $       0.0564
                                                     ==============   ===============   ================   ==============

All revenues and expenses are derived from the investment in MM LLC.

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (unaudited)

                                                         UNITS        GENERAL PARTNER   LIMITED PARTNERS       TOTAL
                                                     --------------   ---------------   ----------------   --------------
PARTNERS' CAPITAL,
 December 31, 2002                                           44,778   $       123,877   $     11,728,631   $   11,852,508

Partnership combination (Note 2)                         56,013,115           460,679         43,744,706       44,205,385

Net income                                                        -            32,457          3,041,859        3,074,316

Redemptions                                              (3,523,597)              (64)        (3,681,008)      (3,681,072)
                                                     --------------   ---------------   ----------------   --------------

PARTNERS' CAPITAL,
 June 30, 2003                                           52,534,296   $       616,949   $     54,834,188   $   55,451,137
                                                     ==============   ===============   ================   ==============

PARTNERS' CAPITAL,
 December 31, 2003                                       49,466,131   $       550,885   $     53,272,617   $   53,823,502

Net income                                                        -           (24,046)        (2,121,590)      (2,145,636)

Redemptions                                              (3,656,669)                -         (4,010,141)      (4,010,141)
                                                     --------------   ---------------   ----------------   --------------

PARTNERS' CAPITAL,
 June 30, 2004                                           45,809,462   $       526,839   $     47,140,886   $   47,667,725
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

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership") as of June 30, 2004, and the results of its operations for the three and six months ended June 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.    COMBINATION OF MULTI-ADVISOR FUNDS

After the close of business on December 31, 2002, the Partnership combined its assets with five other similar Multi-Advisor Funds to form a new ML Futures Investments L.P. (the "Combined Partnership") in a tax free reorganization. All of the affected investors received new units of the Combined Partnership with an initial Net Asset Value per Unit of $1.00 in exchange for each of their original units. The aggregate Net Asset Value of investors' new units is equal to the aggregate Net Asset Value of their original Units. The ratio of the Unit exchange by entity is listed below.

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

Conversion of the shares had no adverse economic effect on investors in any of the Multi-Advisor Funds. Merrill Lynch Investment Managers LLC ("MLIM LLC") contributed $1,560 to the Combined Partnership, the amount necessary due to the effects of rounding, to ensure all investors received shares equal in value to their original holdings. The Partnership will continue to invest through ML Multi-Manager Portfolio ("MM LLC") and the combination of the Multi-Advisor Funds did not change the operations of MM LLC. The combined Partnership's percentage of ownership of MM LLC was 32.32% immediately after the combination. After the combination of the Multi-Advisor Funds, the brokerage commission rate was reduced to 0.7083 of 1% (an 8.5% annual rate).

3.    INVESTMENTS

As of June 30, 2004 and December 31, 2003, the Partnership had an investment in MM LLC of $47,667,725 and $53,823,502, respectively. As of June 30, 2004, and December 31, 2003, the Partnership's percentage ownership share of MM LLC was 45.73% and 38.41%, respectively.

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                                    JUNE 30,
                                      2004         DECEMBER 31,
                                  (UNAUDITED)         2003
                                 --------------   --------------
Assets                           $  108,718,324   $  148,476,219
                                 ==============   ==============

Liabilities                      $    4,487,257   $    8,347,374
Members' Capital                    104,231,067      140,128,845
                                 --------------   --------------

Total                            $  108,718,324   $  148,476,219
                                 ==============   ==============

                       FOR THE THREE MONTHS   FOR THE THREE MONTHS    FOR THE SIX MONTHS     FOR THE SIX MONTHS
                       ENDED JUNE 30, 2004    ENDED JUNE 30, 2003    ENDED JUNE 30, 2004    ENDED JUNE 30, 2003
                           (UNAUDITED)            (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
                       --------------------   --------------------   --------------------   --------------------
Revenues               $         (5,290,845)  $          5,969,103   $            317,226   $         10,541,402

Expenses                            909,115              2,459,957              3,386,399              5,054,477
                       --------------------   --------------------   --------------------   --------------------

Net Income (Loss)      $         (6,199,960)  $          3,509,146   $         (3,069,173)  $          5,486,925
                       ====================   ====================   ====================   ====================

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

MARKET RISK

Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently results in changes in the Partnership's allocation of net unrealized profit
(loss) on such derivative instruments as reflected in the Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by MM LLC, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

              JAN.         FEB.         MAR.         APR.         MAY.         JUN.
      -----------------------------------------------------------------------------------
      2003    $   1.0317   $   1.0629   $   1.0162   $   1.0217   $   1.0734   $   1.0555
      2004    $   1.0929   $   1.1324   $   1.1301   $   1.0899   $   1.0748   $   1.0406

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2004 TO JUNE 30, 2004

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

Stock indices posted losses despite gains early in the quarter. Stock indices posted a profit for January, as long exposure to global equities from momentum based and fundamental models performed well. In February, long exposure to global equities produced positive performance. In March, stock indices posted a loss that exceeded the gains from earlier in the quarter. Long Nikkei profits were overcome by losses in long exposure to European equities, which later flipped to short positions by month-end.

April 1, 2004 to June 30, 2004

MM LLC experienced an overall loss for the quarter. The energy sector was the only profitable sector for MM LLC.

The energy sector posted gains for the quarter despite volatile market conditions. Crude oil and unleaded gas were the main drivers of performance. In May, crude oil prices continued to increase during the month, including refined products, as did market volatility. Political uncertainties in the Middle East added an additional risk premium to the markets. Losses were posted for the month of June. Crude oil and heating oil were the largest contributors to losses as markets sold-off early during the month when OPEC agreed to provide more supply, while U.S. inventory levels showed a gradual increase. The MM LLC maintained a long bias in this sector throughout the quarter.

The agricultural sector posted a loss for the quarter despite small gains in April and June. Early in the quarter, agricultural markets reversed their upward trend with the fear that demand from China would slow down. Long exposure to the soybean complex outweighed losses in other markets, particularly corn. Large losses were posted in May. Soybean prices collapsed, and sold off close to 20% from highs in April as ideal weather conditions persisted in the Midwest and exports failed to materialize. Demand from China and diminishing supplies had kept prices high for quite some time. Small gains were posted in June, with cotton prices dropping allowing short exposures to generate profits. Corn also posted a significant decline during the month, which caused the portfolio to adjust positions from long to short. Corn experienced a dramatic improvement in estimates of acreage and yields, due to high prices and positive weather conditions.

The interest rate sector posted a loss for the quarter with small gains posted in May. In April, the fixed income markets experienced heightened volatility and then fell sharply, followed by a short bounce and then trended down for the rest of the month. The portfolio was long on many of the global yield curves at the start of the month and began reducing exposure and initiating shorts mid month. In May, Eurodollars and short sterling exposure proved profitable during the month, as strong employment figures in the U.S. confirmed a scenario whereby the Federal Reserve will raise rates by this summer and the Bank of England indicated it will raise rates to slow down the growth in economy. In June, Eurodollars fell early in the month and finally gained 28 basis points from their lows. U.S. fixed income trading was flat, while gains in trading Japanese Government bonds were outweighed by losses in trading the European yield curve.

Stock indices posted losses throughout the quarter. In April, equities continued to rally in the early part of the month, but the fear of rate increase based on positive economic news sent equities falling with a steep sell-off towards the end of the month. Equities worldwide stayed weak, on concerns of the imminent rate increases in U.S. interest rates. The Japanese Nikkei experienced a sudden deterioration in sentiment, which sent the market plunging around 5% in one day.

The metals sector posted losses for the quarter. In April, both industrial and precious metals generated significant losses for the portfolio. The U.S. dollar strengthening and the fear of higher interest rates, which would curb growth, caused base and precious metals to sell-off. Both industrial and precious metals generated slight losses for the portfolio in May. In June, industrial metals detracted from performance as zinc fell by approximately 11% and copper lost 3%.

The currency sector posted the largest losses for the quarter. In April, the U.S. dollar strengthened considerably during the month, with the Euro falling below 120 and the British pound falling to 1.77. The Japanese yen fell sharply after a strong rebound in March. Gains in the British pound and the Euro overcame losses from the Japanese yen and Australian dollar positioning. In May, the U.S. dollar weakened against major currencies except for the Australian dollar after strengthening considerably during the prior month. Losses in the Japanese yen, Australian dollar and the Swiss franc were mitigated by gains in the British pound. In June, most major currencies displayed no clear direction, but exhibited high intra day volatility. Losses were incurred from positions in the Australian dollar, Swiss franc, British pound and other major markets.

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

April 1, 2003 to June 30, 2003

MM LLC was profitable in the financial futures, (currencies, interest rates and stock index sectors), and incurred losses in the physical commodity sectors, energy, agriculture and metals.

The currency sector was the strongest performer for MM LLC. The U.S. dollar depreciated against most major currencies throughout most of the second quarter. The currency markets judged the developments in the Middle East as negative for the U.S. economy and trade, and the U.S. dollar sold off against most major currencies. The U.S. dollar continued to weaken significantly during the month of May when U.S. Treasury Secretary Snow indicated he was comfortable with current declines and that a cheaper U.S. dollar would increase exports. The U.S. dollar strengthened against most major currencies late June, reversing some earlier profits.

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

The metals sector generated the greatest losses for MM LLC this quarter. Short positions in base metals and precious metals contributed to losses in the sector. Gold generated losses in June reacting to the U.S. dollar sell off.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership, MM LLC or MLIM LLC is a party.

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

          (b) REPORTS ON FORM 8-K.

          There were no reports on Form 8-K filed during the first six months of fiscal 2004.

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


                                   ML FUTURES INVESTMENTS L.P.


                                   By: MERRILL LYNCH INVESTMENT
                                           MANAGERS LLC
                                          General Partner


Date: August 13, 2004              By /s/ VINAY MENDIRATTA
                                      --------------------
                                   Vinay Mendiratta
                                   Managing Director and Chief Operating Officer
                                   -Alternative Strategies and Quantitative
                                     Advisers Divisions
                                   (Principal Executive Officer)


Date: August 13, 2004              By /s/ PATRICK HAYWARD
                                      -------------------
                                   Patrick Hayward
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

Date: August 13, 2004
----------------------
By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions

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

Date: August 13, 2004
---------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATIONS


In connection with this quarterly report of ML Futures Investments L.P. on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Vinay Mendiratta, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments L.P.

Date: August 13, 2004
----------------------
By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions

(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 135O CERTIFICATIONS


In connection with this quarterly report of ML Futures Investments L.P. on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments L.P.

Date: August 13, 2004
---------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)