Form 10-Q
period 2004-09-30
ML FUTURES INVESTMENTS LP
filed 2004-11-15
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

                        STATEMENTS OF FINANCIAL CONDITION

                                                                SEPTEMBER 30,
                                                                    2004           DECEMBER 31,
                                                                (UNAUDITED)            2003
                                                               --------------    ---------------
ASSETS
Investment in MM LLC                                           $   45,630,898    $    53,823,502
Receivable from investment in MM LLC                                  441,466            741,550
                                                               --------------    ---------------

          TOTAL                                                $   46,072,364    $    54,565,052
                                                               ==============    ===============

LIABILITIES AND PARTNERS' CAPITAL

Redemptions payable                                            $      441,466    $       741,550
                                                               --------------    ---------------

        Total liabilities                                             441,466            741,550
                                                               --------------    ---------------

PARTNERS' CAPITAL:
   General Partner (506,504 and 506,491 Units)                        519,785            550,885
   Limited Partners (43,940,609 and 48,959,640 Units)              45,111,113         53,272,617
                                                               --------------    ---------------

        Total partners' capital                                    45,630,898         53,823,502
                                                               --------------    ---------------

          TOTAL                                                $   46,072,364    $    54,565,052
                                                               ==============    ===============

NET ASSET VALUE PER UNIT

    (Based on 44,447,113 and 49,466,131 Units outstanding)     $       1.0266    $        1.0881
                                                               ==============    ===============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE THREE      FOR THE THREE      FOR THE NINE       FOR THE NINE
                                                       MONTHS ENDED       MONTHS ENDED      MONTHS ENDED       MONTHS ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                          2004               2003                2004               2003
                                                     ---------------    ---------------    ---------------    ---------------
REVENUES:
    Trading profits (loss):
       Realized                                      $    (1,810,938)   $      (560,852)   $     1,426,864    $     7,959,227
       Change in unrealized                                2,202,336            652,827         (1,086,199)        (1,814,404)
                                                     ---------------    ---------------    ---------------    ---------------

           Total trading results                             391,398             91,975            340,665          6,144,823
                                                     ---------------    ---------------    ---------------    ---------------

    Interest income                                          152,191            129,281            398,739            459,518
                                                     ---------------    ---------------    ---------------    ---------------

           Total revenues                                    543,589            221,256            739,404          6,604,341
                                                     ---------------    ---------------    ---------------    ---------------

EXPENSES:
    Brokerage commissions                                    993,503          1,096,563          3,124,964          3,523,737
    Administrative fees                                       29,221             32,251             91,911            103,639
    Profit shares                                            152,543              4,352            299,843            814,559
                                                     ---------------    ---------------    ---------------    ---------------

           Total expenses                                  1,175,267          1,133,166          3,516,718          4,441,935
                                                     ---------------    ---------------    ---------------    ---------------

NET INCOME (LOSS)                                    $      (631,678)   $      (911,910)   $    (2,777,314)   $     2,162,406
                                                     ===============    ===============    ===============    ===============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
    and Limited Partners Units outstanding                45,297,755         52,099,640         46,960,904         53,735,344
                                                     ===============    ===============    ===============    ===============

    Net income (loss) per weighted
    average General Partner and
    Limited Partner Unit                             $       (0.0139)   $       (0.0175)   $       (0.0591)   $        0.0402
                                                     ===============    ===============    ===============    ===============

All revenues and expenses are derived from the investment in MM LLC.

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                     UNITS         GENERAL PARTNER    LIMITED PARTNERS         TOTAL
                                                ---------------    ---------------    ----------------    ---------------
PARTNERS' CAPITAL,
  December 31, 2002                                      44,778    $       123,877    $     11,728,631    $    11,852,508

Partnership combination                              56,013,115            460,679          43,744,706         44,205,385

Net income                                                    -             22,310           2,140,096          2,162,406

Redemptions                                          (4,878,533)               (64)         (5,087,748)        (5,087,812)
                                                ---------------    ---------------    ----------------    ---------------

PARTNERS' CAPITAL,
  September 30, 2003                                 51,179,360    $       606,802    $     52,525,685    $    53,132,487
                                                ===============    ===============    ================    ===============

PARTNERS' CAPITAL,
  December 31, 2003                                  49,466,131    $       550,885    $     53,272,617    $    53,823,502

Net loss                                                      -            (31,100)         (2,746,214)        (2,777,314)

Redemptions                                          (5,019,018)                 -          (5,415,290)        (5,415,290)
                                                ---------------    ---------------    ----------------    ---------------

PARTNERS' CAPITAL,
  September 30, 2004                                 44,447,113    $       519,785    $     45,111,113    $    45,630,898
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

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership") as of September 30, 2004, and the results of its operations for the three and nine months ended September 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

3.  INVESTMENTS

As of September 30, 2004 and December 31, 2003, the Partnership had an investment in ML Multi-Manager Portfolio of $45,630,898 and $53,823,502, respectively. As of September 30, 2004, and December 31, 2003, the Partnership's percentage ownership share of MM LLC was 46.51% and 38.41%, respectively.

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                                  SEPTEMBER 30,
                                      2004           DECEMBER 31,
                                   (UNAUDITED)          2003
                                 ---------------   ---------------
Assets                           $   102,069,659   $   148,476,219
                                 ===============   ===============

Liabilities                      $     3,957,634   $     8,347,374
Members' Capital                      98,112,025       140,128,845
                                 ---------------   ---------------

Total                            $   102,069,659   $   148,476,219
                                 ===============   ===============

                         FOR THE THREE MONTHS        FOR THE THREE MONTHS        FOR THE NINE MONTHS         FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30, 2004    ENDED SEPTEMBER 30, 2003    ENDED SEPTEMBER 30, 2004    ENDED SEPTEMBER 30, 2003
                             (UNAUDITED)                 (UNAUDITED)                 (UNAUDITED)                 (UNAUDITED)
                       ------------------------    ------------------------    ------------------------    ------------------------
Revenues               $                972,365    $                421,491    $              1,289,591    $             10,962,893

Expenses                              1,665,822                   1,528,145                   5,052,221                   6,582,622
                       ------------------------    ------------------------    ------------------------    ------------------------

Net Income (loss)      $               (693,457)   $             (1,106,654)   $             (3,762,630)   $              4,380,271
                       ========================    ========================    ========================    ========================

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

MARKET RISK

Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's allocation of net unrealized profit
(loss) on such derivative instruments as reflected in the Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership and MM LLC, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

The General Partner, MLIM LLC, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by MM LLC, and include calculating the Net Asset Values of the Advisors' respective Partnership accounts and MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets, through MM LLC, among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual and unless it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

The Partnership, through MM LLC, in its normal course of business, enters into various contracts with Merrill Lynch, Pierce, Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of MM LLC under Equity in commodity futures trading accounts in Net Unrealized profit on open contracts on the Statements of Financial Condition.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                     JAN.      FEB.      MAR.      APR.      MAY       JUN.      JUL.      AUG.      SEP.
             ------------------------------------------------------------------------------------------------
             2003    $ 1.0317  $ 1.0629  $ 1.0162  $ 1.0217  $ 1.0734  $ 1.0555  $ 1.0397  $ 1.0345  $ 1.0382

             2004    $ 1.0929  $ 1.1324  $ 1.1301  $ 1.0899  $ 1.0748  $ 1.0406  $ 1.0365  $ 1.0284  $ 1.0266
             ------------------------------------------------------------------------------------------------

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2004 TO SEPTEMBER 30, 2004

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

July 1, 2004 to September 30, 2004

MM LLC experienced gains in the interest rate, energy, agricultural commodities and metals sectors and losses in the stock indices and currency sectors. Overall, for the quarter, MM LLC experienced gains.

The interest rate sector posted gains for MM LLC for the quarter. In July, U.S. bond prices rallied for a second month on weaker employment data. Bond prices in Europe advanced, while in Japan they declined. U.S. fixed income trading was positive; gains in trading German Bunds were offset by losses in other international yield curves. In August, U.S. bond prices rallied early in the month following the release of lackluster payroll data. Bond prices in Europe also advanced. Strong gains were generated in U.S. and European fixed income trading. The interest rate sector turned around in September but gains still offset those losses for the quarter. U.S. Treasury markets reacted to the employment data with a violent sell-off at the beginning of the month, which caused the Advisors to reduce the portfolio's long exposure or change to a net short bias. Softer economic data eventually pushed longer-term maturities higher by the end of the month.

The energy sector posted profits throughout the quarter. Crude oil prices climbed as prices reached record levels. Energy markets had been driven higher on concerns about limited spare capacity from OPEC, growing demand globally, instability with Russian suppliers and terrorism. In August, crude oil reached a 21-year high mid-month before selling off. Short exposure to natural gas also contributed to performance. The energy sector continued to rally, as hurricanes in the southeastern U.S., higher demand from overseas and ongoing geopolitical tensions create supply concerns.

The agricultural commodities sector also posted a gain for the quarter. In July, the sector posted a gain for the month as cotton prices dropped allowing short exposures to generate profits. Corn also posted a significant decline, which was profitable for short positions. New crop soybeans, corn, and wheat are all trading in what has developed to be the best growing season in years. Weather conditions had been quite optimal, which lead many to believe that crops would have record yields. The market priced in a near term surplus for many of these markets. In August, the USDA gave a low crop estimate as there were forecasts of an early freeze following a cool summer and slow crop development all surprising the market and posting losses as the short positions were covered. In September, many grain markets resumed their downward trend, particularly soybeans, corn and cotton after rallying in August. This sell-off was based on fundamental data reported.

The metals sector also posted a small gain for the quarter despite losses in July and August. In July, industrial metals slightly detracted from performance, as gains in long copper exposure could not offset losses in nickel and aluminum positioning. Gold prices posted a modest gain during the month. In August, gains in short zinc exposure could not offset losses in long base metal positioning. Gold prices rose during the month, as weak economic data continued to drive down expectations of future rate hikes in the U.S. The sector posted a gain in September. Industrial metals, particularly copper added to performance, while exposure to precious metals contributed a small gain. Copper rallied based on increasing demand from China and tight supply conditions.

Trading in stock indices posted a loss for the quarter despite small gains posted in August. Major global equity markets recorded sharp declines in July with a lack of volatility. A short bias to U.S. early in the month allowed for some positive performance, but a long bias to most international equities detracted from performance. Exposure to Japan and European equities contributed most of the losses. Global equity indices were largely unchanged mid quarter after an initial sell-off and rally at the end of August. A short bias to global equities late in the quarter allowed for some positive performance and short positions were later covered toward the end of the quarter, as the markets changed direction. Gains in the U.S. outweighed losses in exposure to Asian and European equities. Global equity indices experienced a small rally during September. European equities outperformed the U.S. and Asian markets. Losses in the U.S. outweighed moderate gains in some of the international markets late in the quarter.

The currency sector posted the largest losses for the quarter for MM LLC. Currency markets remained choppy as the market continued to react to new releases of economic data. Weaker economic data was reported, particularly the employment report, and then went onto rally, based on a robust forecast for U.S. economic growth by Federal Reserve Chairman, Alan Greenspan. Gains made in trading Euro were offset by losses in the Swiss franc, British pound and Japanese yen. The market uncertainty about the future macroeconomic environment resulted in random price moves and a lack of any sustainable trends within the sector. August began with the U.S. dollar weakening, on soft economic data, most notably the payroll data and the trade deficit. In September, the positive non-farm payroll data initially caused an appreciation of the U.S. dollar, which later faded toward the end of the month, as the announcement of China joining the G-8 meeting re-ignited a U.S. dollar weakening.

JANUARY 1, 2003 TO SEPTEMBER 30, 2003

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

The stock index sector posted gains for the quarter. Gains were generated in short-term trading in the U.S. and Europe, primarily the S&P 500 and selected European indices. Overall exposure to the sector remained relatively light.

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

The agricultural commodities sector posted a gain for the third quarter. In the beginning of the third quarter, short exposure in corn generated strong profits as the U.S. government forecasts reporting a record crop for this year. Supply and demand continued to drive the cattle market as prices rose sharply in the beginning of the third quarter. In the middle of the third quarter grain markets exhibited a large price move as soybeans and corn rallied 16% and 14%, respectively. Weather drove prices up due to very little rain in the Midwest, where the majority of the U.S. crops grow. Trend-followers covered their short exposure to these markets and, by the middle of the quarter, went long, managing to recoup some of the losses. By the end of the third quarter, supply concerns drove the corn and soybean markets due to the fact the USDA reported a better than expected yield on corn and low yields on soybeans. Managers that were short corn took advantage of the decrease in price due to the high yields. Due to the USDA announcement regarding low soybean yields and low soybean harvest results, the price of soybean rallied by 13.8%. Most of the fundamental and systematic managers were able to profit from these developments.

The interest rate sector posted a small gain for the third quarter. At the beginning of the third quarter, the U.S. bond market suffered losses after the U.S. government announced its intentions to borrow a record amount to finance the huge deficit. European bonds were weaker, but outperformed the U.S. Profits were generated in the U.S. segment of the portfolio, primarily in the ten-year Note, but negative performance from global bonds outweighed these gains. During the middle of the third quarter interest rates posted a gain due to the massive sell-off in bonds during July which seemed to have found a base during the month of August. Despite a record $60 billion refunding program in the U.S., bonds managed a timid recovery after making new lows. Japanese Government Bonds lost five figures during this period with interest rates on hold at the short end of the curve in Europe and in the U.S., trading was characterized by small ranges, which generated and Japanese Government Bond exposure outweighed moderate losses across other global fixed income markets. At the end of the third quarter short positions in the ten year and 30 Year sector of the U.S. bond market generated losses, as yields dropped from 4.46% to 3.94% on the ten year.

The stock index sector posted the smallest gain for the third quarter. At the beginning of the third quarter, the equities were fairly quiet with strong gains being generated in trading global stock indices, primarily the Nikkei 225. During the middle of the quarter, the losses in the S&P 500 and Dow Jones futures outweighed gains in other markets. However, the Japanese Nikkei was the star performer as it gained over 8% on strong economic numbers.

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

          (b) REPORTS ON FORM 8-K.

          There were no reports on Form 8-K filed during the first nine months of fiscal 2004.

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


                                 ML FUTURES INVESTMENTS L.P.


                                   By: MERRILL LYNCH INVESTMENT
                                        MANAGERS LLC
                                         General Partner


Date: November 15, 2004          By /s/ VINAY MENDIRATTA
                                   ---------------------
                                 Vinay Mendiratta
                                 Managing Director and Chief Operating Officer
                                 -Alternative Strategies and Quantitative
                                 Advisers Divisions
                                 (Principal Executive Officer)


Date:  November 15, 2004         By /s/ PATRICK HAYWARD
                                    -------------------
                                 Patrick Hayward
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)