Form 10-K
period 2004-12-31
ML FUTURES INVESTMENTS LP
filed 2005-03-31
CIK 835666

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2004
                                       or

                  / / Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 33-22864

                           ML FUTURES INVESTMENTS L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    36-3590615
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

                    C/O MERRILL LYNCH INVESTMENT MANAGERS LLC
                                  222 BROADWAY
                                   27TH FLOOR
                             NEW YORK, NY 10038-2510
                    (Address of principal executive offices)

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

                                                                Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                                                                Yes / /   No /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership: as of February 1, 2005, limited partnership units with an aggregate value of $44,933,493 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2004 Annual Report and Report of Independent Registered Public Accounting Firm," the annual report to security holders for the fiscal year ended December 31, 2004, is incorporated by reference into Part II, Item and
Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-877-465-8435.

                           ML FUTURES INVESTMENTS L.P.

                       ANNUAL REPORT FOR 2004 ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                     PART I

Item 1.    Business                                                                                             1

Item 2.    Properties                                                                                           5

Item 3.    Legal Proceedings                                                                                    5

Item 4.    Submission of Matters to a Vote of Security Holders                                                  5

                                                    PART II

Item 5.    Market for Registrant's  Common Equity,  Related Stockholder Matters and Issuer
           Purchases of Equity Securities                                                                       5

Item 6.    Selected Financial Data                                                                              6

Item 7.    Management's  Discussion and Analysis of Financial Condition and Results
           of Operations                                                                                        9

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                          14

Item 8.    Financial Statements and Supplementary Data                                                         16

Item 9.    Changes  in  and  Disagreements   with  Accountants  on  Accounting  and
           Financial Disclosure                                                                                17

Item 9A.   Controls and Procedures                                                                             17

Item 9B.   Other Information                                                                                   17

                                                   PART III

Item 10.   Directors and Executive Officers of the Registrant                                                  17

Item 11.   Executive Compensation                                                                              19

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                                                     19

Item 13.   Certain Relationships and Related Transactions                                                      19

Item 14.   Principal Accountant Fees and Services                                                              20

                                                    PART IV

Item 15.   Exhibits and Financial Statement Schedules                                                          21

                                     PART I

ITEM1:    BUSINESS

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

                Merrill Lynch Investment Mangers, LLC ("MLIM LLC") is the general partner of the Partnership and is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"). Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") a wholly-owned subsidiary of Merrill Lynch, is the Partnership's commodity broker. Prior to February 28, 2003, the general partner of the Partnership was MLIM Alternative Strategies LLC ("MLIM AS LLC"). On February 28, 2003, MLIM AS LLC assigned the general partner interest and the management authority to MLIM LLC as part of an internal Merrill Lynch reorganization.

                Prior to October 1, 1996, the Partnership placed assets with the commodity trading advisors (the "Advisors") by opening individual managed accounts with them. For the period from October 1, 1996 to May 31, 1998, the Partnership placed assets with certain of the Advisors through investing in private funds ("Trading LLCs") sponsored by MLIM AS LLC, through which the trading accounts of different MLIM AS LLC-sponsored funds managed by the same Advisor pursuant to the same strategy were consolidated. The only members of the Trading LLCs were commodity pools sponsored by MLIM AS LLC. Placing assets with an Advisor through investing in a Trading LLC rather than a managed account had no economic effect on the Partnership, except to the extent that the Partnership benefited from the Advisor not having to allocate trades among a number of different accounts (rather than acquiring a single position for the Trading LLC as a whole). As of June 1, 1998, MLIM AS LLC consolidated the trading accounts of nine of its multi-advisor funds (the "Multi-Advisor Funds"), including the Partnership. The consolidation was achieved by having these Multi-Advisor Funds invest in a single Delaware limited liability company, ML Multi-Manager Portfolio LLC ("MM LLC"), which opened a single account with each Advisor selected. MM LLC had been managed by MLIM AS LLC, before being managed by MLIM LLC, and MM LLC had no investors other than the Multi-Advisor Funds and served solely as the vehicle through which the assets of such Multi-Advisor Funds were combined in order to be managed through single rather than multiple accounts. The placement of assets into MM LLC did not change the operations or fee structure of the Partnership. The administrative authority over the Partnership, as well as MM LLC, remains with MLIM LLC.

                Effective after the close of business on December 31, 2004, MM LLC liquidated and the Partnership invested in Global Horizons I L.P. Global Horizons I L.P. is a MLIM LLC limited partnership that has an investment strategy similar to MM LLC.

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

                As of December 31, 2002, the combined Partnership's capitalization was $56,056,893, and the Net Asset Value of a Unit was $1.000. Unless otherwise noted, financial information provided in this report for 2003 is for the combined Partnership.

                Through December 31, 2002, prior to combination, the highest month-end Net Asset Value per Unit was $267.42 (October 31, 2001) and the lowest was $99.88 (March 31, 1989).

                Through December 31, 2004, after the combination, the highest month-end Net Asset Value per Unit was $1.1324 (February 28, 2004) and the lowest was $1.000 (December 31, 2002).

          (b)   FINANCIAL INFORMATION ABOUT SEGMENTS:

                The Partnership's business constitutes only one segment for financial reporting purposes, I.E., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

          (c)   NARRATIVE DESCRIPTION OF BUSINESS:

                GENERAL

                The Partnership traded, through its investment in MM LLC, in futures, options on futures, forwards and options on forward contracts in the major sectors of the world economy with the objective of achieving substantial capital appreciation over time. Effective after the close of business on December 31, 2004, the Partnership trades its investments through Global Horizons I L.P.

                MLIM LLC is the Partnership's trading manager, with responsibility for selecting Advisors to manage MM LLC's assets, allocating and reallocating MM LLC's assets among different Advisors. Effective after the close of business on December 31, 2004, the Partnership invests through Global Horizons I L.P., rather than MM LLC.

                Considered as a whole, the Partnership, through its former investment in MM LLC (and present investment in Global Horizons I L.P.), trades in a diversified range of international markets. Certain Advisors considered individually, concentrate primarily on trading in a limited portfolio of markets. The composition of the "sectors" included in the Partnership's portfolio varies substantially over time.

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

                Use of Proceeds and Interest Income

                MARKET SECTORS.

                The Partnership, through its former investment in MM LLC (and present investment in Global Horizons I L.P.), trades in a diversified group of markets under the direction of multiple independent Advisors. These Advisors from time to time materially alter the allocation of their overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

                MARKET TYPES.

                The Partnership trades, through its former investment in MM LLC (and present investment in Global Horizons I L.P.), on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's non-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

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

                INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S U.S. DOLLAR AND NON U.S. DOLLAR ASSETS

                All of the Partnership's U.S. dollar assets invested in MM LLC were maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credited MM LLC with interest at the prevailing 91-day U.S. Treasury bill rate. MM LLC was credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest, which Merrill Lynch paid to MM LLC, from possession of such assets.

                Merrill Lynch charged the Partnership, through MM LLC, Merrill Lynch's cost of financing realized and unrealized losses on MM LLC's non-U.S. dollar-denominated positions.

                Effective after the close of business on December 31, 2004, the Partnership invests through Global Horizons I L.P. MLPF&S's and Merrill Lynch's arrangements with Global Horizons I L.P. are similar to the arrangements with MM LLC as outlined in the preceding two paragraphs.

                Charges

                The following table summarizes the charges incurred by the Partnership during 2004, 2003 and 2002 allocated from MM LLC.

                                   2004                        2003                       2002 *
                        --------------------------  --------------------------  --------------------------
                                      % OF AVERAGE                % OF AVERAGE                % OF AVERAGE
                           DOLLAR      MONTH-END       DOLLAR      MONTH-END       DOLLAR      MONTH-END
       CHARGES             AMOUNT      NET ASSETS      AMOUNT      NET ASSETS      AMOUNT      NET ASSETS
                                                                                        (UNAUDITED)
----------------------  --------------------------  --------------------------  --------------------------
Brokerage Commissions   $  4,079,427          8.26% $  4,601,819          8.36% $  5,036,531          8.68%
Administrative Fee           119,983          0.24%      135,348          0.25%      143,899          0.25%
Profit Shares                741,906          1.50%    1,524,986          2.77%    1,514,320          2.61%
                        --------------------------  --------------------------  --------------------------
Total                   $  4,941,316         10.00% $  6,262,153         11.38% $  6,694,750         11.54%
                        ==========================  ==========================  ==========================

                The Partnership's average month-end Net Assets, during 2004, 2003 and 2002 equaled $49,423,972, $55,028,914, and $57,994,094, respectively.

* Represents charges incurred for the combined Partnership assuming the combination took place at the beginning of the year. Each of the individual multi-advisor funds were audited as of December 31, 2002.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT                  NATURE OF PAYMENT                  AMOUNT OF PAYMENT
---------                  -----------------                  -----------------
MLPF&S                     Brokerage Commissions              A flat-rate monthly commission of 0.7083 of 1% (an 8.50%
                                                              annual rate), reduced from 8.75% prior to January 1,
                                                              2003, of the Partnership's month-end assets allocated to
                                                              trading. Through the close of business on December 31,
                                                              2004, 100% of the Partnership's assets were allocated to
                                                              trading in MM LLC. Thereafter, 100% of the Partnership's
                                                              assets were allocated to trading in Global Horizons I
                                                              L.P.

                                                              During 2004, 2003 and 2002, the Partnership paid
                                                              round-turn commissions through its investment in MM LLC.
                                                              The estimated aggregate round-turn commission rate of MM
                                                              LLC for the years ended December 31, 2004, 2003 and 2002
                                                              are $45, $53, and $59 respectively.

MLPF&S                     Use of Partnership assets          Merrill Lynch may derive certain economic benefit from
                                                              the deposit of certain of the Partnership's U.S. dollar
                                                              assets in offset accounts.

MLIM LLC                   Administrative Fees                The Partnership pays MLIM LLC a monthly administrative
                                                              fee equal to 0.021 of 1% (a 0.25% annual rate) of the
                                                              Partnership's month-end assets allocated to trading.
                                                              Through the close of business on December 31, 2004, 100%
                                                              of the assets were allocated to trading in MM LLC.
                                                              Thereafter, 100% of the Partnership's assets were
                                                              allocated to trading in Global Horizons I L.P. MLIM LLC
                                                              pays all of the Partnership's routine administrative
                                                              costs.

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

                (i) through (xii)--not applicable.

                (xiii) The Partnership has no employees.

          (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

                The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenue derived from customers in foreign countries. However, the Partnership traded through its former investment MM LLC (and trades through its present investment in Global Horizons I L.P.), on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2:   PROPERTIES

                The Partnership does not use any physical properties in the conduct of its business.

                The Partnership's offices are the offices of MLIM LLC (Merrill Lynch Investment Managers LLC, 222 Broadway, 27th Floor, New York, NY 10038-2510). MLIM LLC performs administrative services for the Partnership from MLIM LLC's offices.

ITEM 3:   LEGAL PROCEEDINGS

                Neither the Partnership nor MLIM LLC have ever been the subject of any material litigation. Merrill Lynch is the 100% indirect owner of MLIM LLC, MLIM, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership. Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM LLC or the Partnership.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

          (a)   MARKET INFORMATION:

                There is no established public trading market for the Units, nor is it anticipated that one will develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value.

          (b)   HOLDERS:

                As of December 31, 2004, there were 2,194 holders of Units, including MLIM LLC.

          (c)   DIVIDENDS:

                The Partnership has made no distributions, nor does MLIM LLC presently intend to make any distributions in the future.

          (d)   SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
PLAN:

                Not applicable.

Item 5(b)

                Not applicable.

Item 5(c)

                Not applicable.

ITEM 6:   SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership:

                                  FOR THE YEAR   FOR THE YEAR  FOR THE YEAR  FOR THE YEAR  FOR THE YEAR
                                     ENDED          ENDED         ENDED         ENDED         ENDED
                                  DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
STATEMENT OF OPERATIONS              2004           2003          2002          2001          2000
-------------------------------------------------------------------------------------------------------
Income (Loss) from Investments    $   (355,684)  $  4,689,691  $  1,978,179  $    131,917  $    708,390
                                  ---------------------------------------------------------------------
Net Income (Loss)                 $   (355,684)  $  4,689,691  $  1,978,179  $    131,917  $    708,390
                                  =====================================================================

                                  DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
BALANCE SHEET DATA                   2004           2003          2002          2001          2000
-------------------------------------------------------------------------------------------------------
Partnership Net Asset Value       $ 46,876,541   $ 53,823,502  $ 56,057,893  $ 12,802,184  $ 14,260,889
Net Asset Value per Unit          $     1.0814   $     1.0881  $     1.0000  $     253.70  $     251.42
                                  ---------------------------------------------------------------------

The variations in income statement line items are primarily due to investing in Trading LLCs and in MM LLC.

                                                MONTH-END NET ASSET VALUE PER UNIT
       ----------------------------------------------------------------------------------------------------------------------
         JAN.      FEB.      MAR.      APR.      MAY       JUNE      JULY      AUG.      SEPT.     OCT.      NOV.      DEC.
       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
2000   $ 238.86  $ 237.06  $ 232.93  $ 233.23  $ 236.68  $ 233.78  $ 230.43  $ 231.18  $ 224.20  $ 224.59  $ 237.40  $ 251.42
2001   $ 249.58  $ 251.97  $ 263.85  $ 256.16  $ 253.51  $ 253.68  $ 253.09  $ 254.51  $ 256.69  $ 267.24  $ 254.23  $ 253.70
2002   $ 246.27  $ 239.70  $ 243.32  $ 239.74  $ 242.38  $ 250.38  $ 254.47  $ 261.38  $ 264.94  $ 259.14  $ 258.11  $ 1.0000
2003   $ 1.0317  $ 1.0629  $ 1.0162  $ 1.0217  $ 1.0734  $ 1.0555  $ 1.0397  $ 1.0345  $ 1.0382  $ 1.0619  $ 1.0600  $ 1.0881
2004   $ 1.0929  $ 1.1324  $ 1.1301  $ 1.0899  $ 1.0748  $ 1.0406  $ 1.0365  $ 1.0284  $ 1.0266  $ 1.0499  $ 1.0809  $ 1.0814

                Pursuant to CFTC policy, monthly performance is presented only from January 1, 2000 even though Units were outstanding prior to such date.

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

                           ML FUTURES INVESTMENTS L.P.
                                DECEMBER 31, 2004

    TYPE OF POOL: SELECTED-ADVISOR/PUBLICLY-OFFERED/"PRINCIPAL PROTECTED"(1)
                       INCEPTION OF TRADING: MARCH 1, 1989
                      AGGREGATE SUBSCRIPTIONS: $130,705,893
                      CURRENT CAPITALIZATION: $ $46,876,541
                   WORST MONTHLY DRAWDOWN(2): (4.87)% (11/01)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (10.31)% (11/01-2/02)

              NET ASSET VALUE PER UNIT, DECEMBER 31, 2004: $1.0814

                                           MONTHLY RATES OF RETURN(4)
                   -------------------------------------------------------------------
                   MONTH                2004      2003      2002      2001      2000
                   -----------------  --------  --------  --------  --------  --------
                   January                0.44%     3.17%    (2.93)%   (0.73)%    0.34%
                   February               3.61      3.03     (2.67)     0.96     (0.76)
                   March                 (0.20)    (4.40)     1.51      4.71     (1.74)
                   April                 (3.56)     0.55     (1.47)    (2.91)     0.13
                   May                   (1.38)     5.06      1.10     (1.03)     1.48
                   June                  (3.19)    (1.67)     3.30      0.07     (1.23)
                   July                  (0.39)    (1.50)     1.63     (0.23)    (1.43)
                   August                (0.78)    (0.50)     2.72      0.56      0.33
                   September             (0.18)     0.36      1.36      0.85     (3.02)
                   October                2.27      2.28     (2.19)     4.11      0.17
                   November               2.96     (0.18)    (0.39)    (4.87)     5.70
                   December               0.04      2.65      2.55     (0.21)     5.91

                   Compound Annual
                   Rate of Return        -0.61%     8.81%     4.33%     0.91%     5.62%

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

                (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2000 by the Partnership; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2000 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

2004

                During 2004 all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary of 2004 describes the trading results for MM LLC during the year.

                The Partnership's overall trading performance was successful with trading in the interest rate sector proving to be the most profitable.

                The interest rate sector was the most profitable for the Partnership, despite choppy trading conditions early in the year. Long exposure early in the year to most of the major global yield curves proved to generate positive results though overall exposure was light compared to historical exposure. Bond markets were fairly range bound during the second quarter however, yields on the U.S. ten-year note reached their highest levels since July 2002. U.S. Treasury markets reacted to the employment data during the third quarter with a strong sell-off, which caused the sector to reduce the long exposure to change to a net short bias. The Federal Reserve raised key interest rates by 25 basis points on September 21st and softer economic data eventually pushed longer-term maturities higher by the end of the quarter. The U.S. fixed income markets, particularly the front end, reversed their sell-off, which started in November, but rallied during the first week of December, only to reverse that trend during the last two weeks of the year.

                The energy sector had the second highest gains for this Partnership. The upward trend in crude oil prices and related products continued in their secular bull market trend, in a very volatile fashion. Colder than expected winter months in the Northeast and Midwest U.S., instability with Russian suppliers, fears of worldwide terrorism, and active hurricane season in the U.S., all contributed to keeping prices high throughout the year. The end of the year did see a pull back from the all time highs in energy prices, due to both fundamental and technical factors, such as increased stockpiles and speculators trading the market.

                Trading in agricultural commodities posted gains for the Partnership. In the beginning of the year, the USDA cut its forecast of the crop supply for both soybeans and corn, which sent prices surging. This long term rally continued through the second quarter on strong demand from Asia and lower estimates of supply from South America. Demand from China and diminishing supplies had kept prices high for quite some time. Small gains were posted in June, with cotton prices dropping allowing short exposures to generate profits. Corn also posted a significant decline during the month, which caused the portfolio to adjust positions from long to short. The USDA gave a low crop estimate as there were forecasts of an early freeze following a cool summer and slow crop development all surprising the market and posting losses as the short positions were covered. Cocoa had a volatile move in November as the political situation in the Ivory Coast deteriorated. The year ended with fundamental factors continuing to drive coffee prices higher, reaching over $1 per pound, a level not seen since July 2000.

                The metals sector was not profitable for the Partnership. Despite gains in the first quarter and third quarter, the year was not profitable. The second quarter generated significant losses in both industrial and precious metals. The U.S. dollar strengthening and the fear of higher interest rates, which would curb growth, caused base and precious metals to sell-off. Industrial metals, particularly copper, added to performance in the third quarter while exposure to precious metals contributed a small gain. Copper rallied primarily based on increasing demand from China and tight supply conditions. The year ended with the metals sector posting a loss, as gains in long industrials were outweighed by losses in long precious metal exposure. Gold experienced its first decline in six months.

                Stock indices posted a loss for the Partnership. The market was choppy throughout the year making trading difficult. The Partnership was able to realize some gains in the beginning of the year on long exposure to global equities from momentum based and fundamental models performing well. However, stock indices posted a loss that exceeded the gains from earlier in the first quarter. In April, the Japanese Nikkei experienced a sudden deterioration, which sent that market plunging approximately 5% in one day. Losses in the U.S. outweighed moderate gains in some of the international markets late in the third quarter. However, stock indices posted a strong gain at the end of the year, as markets continued the upward trend on positive economic data, a decline in energy prices and increased overall confidence. Gains were made across the U.S., Asia and Europe.

                The currency sector was the least profitable for the Partnership. The currency markets continued its long trend of a weakening U.S. dollar. However, trading was very choppy and gains generated in the beginning of the first quarter were lost. Early U.S. dollar strength reversed towards the end of the first quarter and at the quarter's close the U.S. dollar fell to a four year low against the Japanese yen. The U.S. dollar rebounded at the beginning of the second quarter only to weaken at the end of the quarter. The currency markets remained range bound versus the U.S. dollar throughout the third quarter. The year ended with the U.S. dollar continuing to decline against various other currencies.

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

                The currency sector had the most significant gains for the year. The weakening U.S. dollar continued to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S. dollar positions against other currencies. The largest gains versus the U.S. dollar during January and February were with the Australian dollar and Canadian dollar. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year. . The U.S. dollar depreciated against most major currencies throughout most of the second quarter. The currency markets judged the developments in the Middle East as negative for the U.S. economy and trade, and the U.S. dollar sold off against most major currencies. The U.S. dollar continued to weaken significantly during the month of May when Treasury Secretary Snow indicated he was comfortable with current declines and that a cheaper U.S. dollar would increase exports. The U.S. dollar strengthened against most major currencies late June, reversing some earlier profits. During the middle of the third quarter, the U.S. dollar appreciated relative to the European currencies. In the fourth quarter the U.S. dollar declined against other major currencies, as concerns over the widening trade deficits persisted. Gains in trading the Australian dollar and Euro outweighed smaller losses in other markets during the fourth quarter.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

                PAST PERFORMANCE NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

                     The Partnership traded through its investment in MM LLC. (Effective after the close of business on December 31, 2004, MM LLC liquidated, and the Partnership invested in Global Horizons I L.P.). The following commentary describes the Partnership's investment in MM LLC.

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

                The following table indicates the average, highest and lowest trading Value at Risk associated with MM LLC's open positions by market category for the fiscal years. During the fiscal year 2004, MM LLC's average capitalization was approximately $ 105,726,423. During the fiscal year 2003, MM LLC's average capitalization was approximately 157,124,549.

                                                DECEMBER 31, 2004
                           -----------------------------------------------------------
                              AVERAGE      % OF AVERAGE   HIGHEST VALUE  LOWEST VALUE
MARKET SECTOR              VALUE AT RISK  CAPITALIZATION    AT RISK        AT RISK
-------------------------  -------------  --------------  -------------  -------------
Interest Rates             $   3,682,601            3.48% $   5,506,045  $   2,166,111
Currencies                       654,898            0.62%     2,250,853        317,715
Stock Indices                    187,384            0.18%       551,042         20,045
Metals                            73,245            0.07%       157,020         16,983
Agricultural Commodities          46,692            0.04%       101,621          2,338
Energy                            89,843            0.09%       253,721         12,894
                           -------------  --------------  -------------  -------------

TOTAL                      $   4,734,663            4.48% $   8,820,302  $   2,536,086
                           =============  ==============  =============  =============

                                                DECEMBER 31, 2003
                           -----------------------------------------------------------
                              AVERAGE      % OF AVERAGE   HIGHEST VALUE  LOWEST VALUE
MARKET SECTOR              VALUE AT RISK  CAPITALIZATION    AT RISK        AT RISK
-------------------------  -------------  --------------  -------------  -------------
Interest Rates             $   4,133,172            2.63% $   6,013,210  $   3,160,543
Currencies                       675,157            0.43%     1,079,010        419,932
Stock Indices                    203,463            0.13%       628,807         35,279
Metals                           169,615            0.11%       419,236         13,169
Agricultural Commodities          69,106            0.04%       141,019         15,294
Energy                            77,889            0.05%       197,321          4,419
                           -------------  --------------  -------------  -------------

TOTAL                      $   5,328,402            3.39% $   8,478,603  $   3,648,636
                           =============  ==============  =============  =============

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The financial statements required by this Item are included in
Exhibit 13.01.

Selected Quarterly Financial Data
  ML Futures Investments L.P.

Net Income by Quarter
Eight Quarters through December 31, 2004

                     FOURTH         THIRD         SECOND        FIRST        FOURTH         THIRD         SECOND        FIRST
                     QUARTER       QUARTER       QUARTER       QUARTER       QUARTER       QUARTER       QUARTER       QUARTER
                      2004          2004           2004         2004          2003          2003           2003         2003
                   ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Total Income       $  3,846,228  $    543,589  $ (3,645,761) $  3,841,576  $  4,347,503  $    221,256  $  3,802,780  $  2,580,305
Total Expenses        1,424,598     1,175,267       553,916     1,787,535     1,820,218     1,133,166     1,684,649     1,624,120
                   --------------------------------------------------------------------------------------------------------------
Net Income (loss)  $  2,421,630  $   (631,678) $ (4,199,678) $  2,054,041  $  2,527,285  $   (911,910) $  2,118,131  $    956,185
                   ==============================================================================================================

Net Income per
(loss) Unit        $     0.0550  $    (0.0139) $    (0.0897) $     0.0421  $     0.0499  $    (0.0175) $     0.0396  $     0.0172

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

ITEM 9B: OTHER INFORMATION

                Not applicable.

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

                Patrick Hayward was born in 1967. Mr. Hayward has been the Chief Financial Officer for MLIM Americas Institutional and Registrant since June 2002. Mr. Hayward previously served as Vice President and Divisional Financial Officer for Societe Generale from December 2001 to June 2002; Vice President and Controller of SG Cowen Asset Management, Inc. from December 1999 to December 2001; Controller and Operations Manager for Compass Group, LLC from July 1997 to November 1999; Controllers Associate for Morgan Stanley & Co. from April 1993 to July 1997; and Senior Accountant for Ernst & Young from September 1989 to April 1993. He received his Bachelor of Arts from College of William & Mary.

                As of December 31, 2004, the principals of MLIM LLC had no investment in the Partnership, and MLIM LLC's general partner interest in the Partnership was valued at $547,516.

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

                None.

         (e)    BUSINESS EXPERIENCE:

                See Item 10(a)(b) above.

         (f)    INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                None.

         (g)    PROMOTERS AND CONTROL PERSONS:

                Not applicable.

         (h)    AUDIT COMMITTEE FINANCIAL EXPERT:

                Not applicable. (Neither the Partnership nor MLIM has an audit committee.)

                CODE OF ETHICS:

                The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership's (MLIM LLC's) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-800-637-3863.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

                As of December 31, 2004, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

         (b)    SECURITY OWNERSHIP OF MANAGEMENT:

                As of December 31, 2004, MLIM LLC owned 506,504 Units (unit-equivalent general partnership interests), which was 1.16% of the total Units outstanding.

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

                In 2004, the MM LLC expensed directly: (i) Brokerage Commissions of $5,788,977 to MLPF&S, which included $658,558 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $175,085 to MLIM LLC. In addition MLIM LLC and its affiliates may have derived certain economic benefit from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a)    AUDIT FEES

                Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's financial statements as of and for the year ended December 31, 2004 were $19,000.

                Aggregate fees billed for these services for the year ended December 31, 2003 were $20,000.

         (b)    AUDIT-RELATED FEES

                There were no other audit-related fees billed for the years ended December 31, 2004 or 2003 related to the Partnership.

         (c)    TAX FEES

                Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2004 were $27,500.

                Aggregate fees billed for these services for the year ended December 31, 2003 were $26,500.

         (d)    ALL OTHER FEES

                No fees were billed to Deloitte & Touche LLP nor Deloitte Tax LLP during the years ended December 31, 2004 or 2003 for any other professional services in relation to the Partnership.

                Neither the Partnership nor MLIM LLC has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of the performance of such services.

                                     PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                     PAGE
                                                                                     ----
         1.     FINANCIAL STATEMENTS:

                Report of Independent Registered Public Accounting Firm                 1

                Statements of Financial Condition as of December 31, 2004 and 2003      2

                For the years ended December 31, 2004, 2003 and 2002
                     Statements of Operations                                           3
                     Statements of Changes in Partners' Capital                         4

                Financial Data Highlights for the year ended December 31, 2004          5

                Notes to Financial Statements                                        6-10

         2.     FINANCIAL STATEMENT SCHEDULES:

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

         3.     EXHIBITS:

                The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION                DESCRIPTION
-----------                -----------
2.01                       Amended and Restated Agreement and Plan of Merger of certain Limited
                           Partnerships with and into ML Futures Investment L.P.

EXHIBIT 2.01               Is incorporated herein by reference from Exhibit 2.01 contained in the
                           Registrant's report on Form 10-K for the year ended December 31, 2003.

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

13.01                      2004 Annual Report and Report of Independent Registered Public
                           Accounting Firm.

EXHIBIT 13.01:             Is filed herewith.

13.01                      2004 Annual Report and Independent Auditors' report for the following
                           Trading Limited Liability Company sponsored by MLIM LLC:
                           ML Multi-Manager Portfolio LLC

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

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                        TITLE                                             DATE
---------                        -----                                             ----
/s/Vinay Mendiratta              Managing Director and Chief Operating Officer     March 31, 2005
-------------------              - Alternative Strategies and Quantitative
Vinay Mendiratta                 Advisers Divisions
                                 (Principal Executive Officer)

/s/Fabio P. Savoldelli           Managing Director and Chief Investment Officer    March 31, 2005
----------------------           - Alternative Strategies Division
Fabio P. Savoldelli

s/James Kase                     President and Chief Marketing Officer             March 31, 2005
------------
James Kase

/s/Andrew Donohue                General Counsel                                   March 31, 2005
-----------------
Andrew Donohue

/s/Patrick Hayward               Chief Financial Officer                           March 31, 2005
------------------               (Principal Financial and Accounting Officer)
Patrick Hayward


(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Investment Managers LLC)

MERRILL LYNCH INVESTMENT         General Partner of Registrant                     March 31, 2005
MANAGERS LLC

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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 31, 2005
-----------------------

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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and such presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 31, 2005
-----------------------

By /s/ PATRICK HAYWARD
----------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATION

In connection with this annual report of ML Futures Investments L.P. (the "Company") on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (this "Report"), I, Vinay Mendiratta, Managing Director and Chief Operating Officer-Alternative Strategies and Quantitative Advisers Divisions of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2005
-----------------------

By /s/ VINAY MENDIRATTA
   ---------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 135O CERTIFICATION

In connection with this annual report of ML Futures Investments L.P. (the "Company") on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (this "Report"), I, Patrick Hayward, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2005
-----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                           ML FUTURES INVESTMENTS L.P.

                                 2004 FORM 10-K

                                INDEX TO EXHIBITS

                                     EXHIBIT
                                     -------
Exhibit 13.01 2003     2004  Annual  Report  and  Report of  Independent  Registered
                       Public Accounting Firm

Exhibit 13.01(a)       2004 Annual Report and Independent Auditors' report for the following Trading Limited Liability Company sponsored by MLIM LLC:
                       ML Multi-Manager Portfolio LLC