Form 10-Q
period 2005-03-31
ML FUTURES INVESTMENTS LP
filed 2005-05-16
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 33-22864

                           ML FUTURES INVESTMENTS L.P.
                           ---------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

          Delaware                                    36-3590615
----------------------------                -------------------------------
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

                                  609-282-6996
                -----------------------------------------------
              (Registrant's telephone number, including area code)

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

                        STATEMENTS OF FINANCIAL CONDITION

                                                                    MARCH 31,
                                                                      2005           DECEMBER 31,
                                                                  (UNAUDITED)           2004
                                                                ---------------    ---------------
ASSETS:
Investment in Global Horizons                                   $    44,445,749    $             -
Receivable from MM LLC                                                        -         47,269,664
Receivable from Global Horizons                                         559,384                  -
                                                                ---------------    ---------------
       TOTAL                                                    $    45,005,133    $    47,269,664
                                                                ===============    ===============

LIABILITIES AND PARTNERS' CAPITAL:
LIABILITIES
 Redemptions payable                                            $       559,384    $       393,123
                                                                ---------------    ---------------
     Total liabilities                                                  559,384            393,123
                                                                ---------------    ---------------

PARTNERS' CAPITAL:
General Partner (441,484 and 506,504 Units)                             466,100            547,516
Limited Partners (41,657,271 and 42,841,288 Units)                   43,979,649         46,329,025
                                                                ---------------    ---------------
     Total partners' capital                                         44,445,749         46,876,541
                                                                ---------------    ---------------
       TOTAL                                                    $    45,005,133    $    47,269,664
                                                                ===============    ===============

NET ASSET VALUE PER UNIT

    (Based on 42,098,755 and 43,347,792 Units outstanding)      $        1.0557    $        1.0814
                                                                ===============    ===============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 FOR THE THREE      FOR THE THREE
                                                                  MONTHS ENDED       MONTHS ENDED
                                                                    MARCH 31,          MARCH 31,
                                                                      2005              2004
                                                                ---------------    ---------------
TRADING REVENUE (LOSS):
  Trading profit (loss):
    Realized                                                    $       (44,074)   $     4,744,716
    Change in unrealized                                               (304,189)        (1,025,646)
                                                                ---------------    ---------------

      Total trading revenue (loss)                                     (348,263)         3,719,070
                                                                ---------------    ---------------

INVESTMENT INCOME:
  Interest                                                              261,974            122,506
                                                                ---------------    ---------------

EXPENSES:
  Brokerage commissions                                                 894,963          1,113,293
  Administrative fees                                                    26,323             32,744
  Profit Shares                                                         108,930            641,498
                                                                ---------------    ---------------

      Total expenses                                                  1,030,216          1,787,535
                                                                ---------------    ---------------

NET INVESTMENT LOSS                                                    (768,242)        (1,665,029)
                                                                ---------------    ---------------

NET INCOME (LOSS)                                               $    (1,116,505)   $     2,054,041
                                                                ===============    ===============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
  and Limited Partner Units outstanding                              42,691,724         48,756,541
                                                                ===============    ===============

  Net income (loss) per weighted average
  General Partner and Limited Partner Unit                      $       (0.0262)   $        0.0421
                                                                ===============    ===============

Substantially all items of income and expense are derived from the investment in Global Horizons or MM LLC. (Note 2).

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)

                                     UNITS        GENERAL PARTNER    LIMITED PARTNERS        TOTAL
                                  ------------    ---------------    ----------------    ------------
PARTNERS' CAPITAL,
 December 31, 2003                  49,466,131    $       550,885    $     53,272,617    $ 53,823,502

Net income                                   -             21,284           2,032,757       2,054,041

Redemptions                         (2,071,514)                 -          (2,315,588)     (2,315,588)
                                  ------------    ---------------    ----------------    ------------

PARTNERS' CAPITAL,
 March 31, 2004                     47,394,617    $       572,169    $     52,989,786    $ 53,561,955
                                  ============    ===============    ================    ============

PARTNERS' CAPITAL,
 December 31, 2004                  43,347,792    $       547,516    $     46,329,025    $ 46,876,541

Net loss                                     -            (12,898)         (1,103,607)     (1,116,505)

Redemptions                         (1,249,037)           (68,518)         (1,245,769)     (1,314,287)
                                  ------------    ---------------    ----------------    ------------

PARTNERS' CAPITAL,
 March 31, 2005                     42,098,755    $       466,100    $     43,979,649    $ 44,445,749
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

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership") as of March 31, 2005, and the results of its operations for the three months ended March 31, 2005 and 2004. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

2.   INVESTMENTS

Effective December 31, 2004, ML Multi-Manager LLC ("MM LLC") redeemed all of the Partnership units and proceeds were invested on January 2, 2005 in Global Horizons I L.P. ("Global Horizons), formerly known as ML Global Horizons L. P.

As of March 31, 2005 the Partnership had an investment in Global Horizons of $44,445,749 and the Partnership's percentage ownership share of Global Horizons was 16.97% .

Condensed statements of financial condition and statements of operations for Global Horizons and MM LLC are set forth as follows:

                                GLOBAL HORIZONS              MM LLC
                             --------------------    --------------------
                                    MARCH 31,
                                      2005                DECEMBER 31,
                                  (UNAUDITED)                 2004
                             --------------------    --------------------
   Assets                    $        276,827,516    $        101,421,710
                             ====================    ====================
   Liabilities               $         14,967,416    $        101,421,710
   Partners' Capital                  261,860,100                       -
                             --------------------    --------------------

   Total                     $        276,827,516    $        101,421,710
                             ====================    ====================

                             FOR THE THREE MONTHS    FOR THE THREE MONTHS
                             ENDED MARCH 31, 2005    ENDED MARCH 31, 2004
                                 (UNAUDITED)              (UNAUDITED)
                             --------------------    --------------------
   Trading revenues and
    interest income          $            163,766    $          5,608,071
   Expenses                             4,834,520               2,477,284
                             --------------------    --------------------
   Net income (loss)         $         (4,670,754)   $          3,130,787
                             ====================    ====================

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership invests indirectly in derivative instruments as a result of its investment in Global Horizons, but does not itself hold any derivative instrument positions. The nature of this Partnership has certain risks, which cannot be presented in the financial statements. The following summarizes some of those risks resulting from its investment in Global Horizons.

MARKET RISK

Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently results in changes in the Partnership's allocation of net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition of Global Horizons. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by Global Horizons, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

Merrill Lynch Investment Managers LLC ("MLIM LLC"), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by the General Partner for Global Horizons, calculating the Net Asset Value of the Advisors' respective Partnership accounts and Global Horizons' accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets, through Global Horizons, among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

The Partnership, through Global Horizons, has credit risk with respect to non-performance of its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

The Partnership, through Global Horizons, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of Global Horizons in the Equity in commodity futures trading accounts in the Statements of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                                 JAN.       FEB.         MAR.
                              ---------  ----------   ----------
                       2004   $  1.0929  $   1.1324   $   1.1301

                       2005   $  1.0435  $   1.0538   $   1.0557

Performance Summary

January 1, 2005 to March 31, 2005

All of the Partnership's assets are invested in Global Horizons. The Partnership recognizes trading profits or losses as an investor in Global Horizons. The following commentary describes the trading results of Global Horizons.

The Partnership posted a loss for the first quarter. Losses in the currency and global equity sectors outweighed gains experienced in the agricultural sector.

The interest rate sector was the best performing sector for the Partnership. The Partnership benefited from long U.S. dollar positions versus the Euro and long Euro and Japanese fixed incomes. Systematic, long-term trend followers also posted gains in the interest rate sector.

The energy sector was the second highest performing sector for the Partnership. Gains were experienced in the energy sector as the Partnership benefited from long positions in crude oil and gas as these industries profited. Gains were also posted in long crude oil and heating oil positions.

The agricultural sector also performed well for the quarter. Gains were experienced from long positions in cattle and hog markets. Short grain positions and long soybean positions detracted from performance mid-quarter. However, the quarter ended with gains posted due to coffee, which experienced a lack of supply and a growing demand.

The metals sector posted a gain for the quarter. The Partnership benefited from long positions in base and precious metals, such as gold, copper and zinc.

The stock indices sector posted a loss for the quarter. Losses occurred in the beginning of the quarter due to a trend reversal from long global equities to short global equities. Profits were made through long positions on the FTSE index and Asian equities. Stock indices contributed negatively to performance as the equity markets declined at the end of the quarter.

The currency sector posted the greatest loss for the Partnership. Losses at the beginning of the quarter were due to a trend reversal from short U.S. dollar positions to long U.S. dollar positions. Long Japanese yen and Swiss franc positions also experienced losses. With the U.S. Federal Reserve expressing concern about inflation, investors predicted that interest rates and the U.S. dollar would rise. This caused losses as investors fled from emerging currencies. Long Australian dollar and Mexican peso positions also contributed to negative performance.

January 1, 2004 to March 31, 2004

All of the Partnership's assets were invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC

MM LLC experienced gains in the interest rate, metals, agricultural commodities, energy, and currency sectors and losses in stock indices. Overall, for the quarter, MM LLC experienced gains.

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

             There are no pending proceedings to which the Partnership, Global Horizons, or MLIM LLC is a party.

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

             (b) REPORTS ON FORM 8-K.

             There were no reports on Form 8-K filed during the first three months of fiscal 2005.

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


                              ML FUTURES INVESTMENTS L.P.


                              By:  MERRILL LYNCH INVESTMENT
                                   MANAGERS LLC
                                       General Partner


Date: May 16, 2005            By /s/ FABIO P. SAVOLDELLI
                                 -----------------------
                              Fabio P. Savoldelli
                              Managing Director and Chief Investment Officer
                              -Alternative Strategies Advisers
                              Division
                              (Principal Executive Officer)


Date: May 16, 2005            By /s/ PATRICK HAYWARD
                                 -------------------
                              Patrick Hayward
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)