Form 10-Q
period 2005-06-30
ML FUTURES INVESTMENTS LP
filed 2005-08-12
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

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

          Delaware                                     36-3590615
----------------------------                    -----------------------
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

                                  609-282-6996
                   -----------------------------------------
              (Registrant's telephone number, including area code)

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

                        STATEMENTS OF FINANCIAL CONDITION

                                                                            JUNE 30,
                                                                              2005         DECEMBER 31,
                                                                          (UNAUDITED)          2004
                                                                         --------------   --------------
ASSETS
Investment in Global Horizons                                            $   42,208,872   $            -
Receivable from MM LLC                                                                -       47,269,664
Receivable from Global Horizons                                                 328,924                -
                                                                         --------------   --------------
         TOTAL ASSETS                                                    $   42,537,796   $   47,269,664
                                                                         ==============   ==============
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Redemptions payable                                                           328,924          393,123
                                                                         --------------   --------------
      Total liabilities                                                         328,924          393,123
                                                                         --------------   --------------
PARTNERS' CAPITAL:
  General Partner (441,484 and 506,504 Units)                                   457,508          547,516
  Limited Partners (40,289,368 and 42,841,288 Units)                         41,751,364       46,329,025
                                                                         --------------   --------------
      Total partners' capital                                                42,208,872       46,876,541
                                                                         --------------   --------------
        TOTAL LIABILITIES AND PARTNERS' CAPITAL                          $   42,537,796   $   47,269,664
                                                                         ==============   ==============
NET ASSET VALUE PER UNIT

    (Based on 40,730,852 and 43,347,792 Units outstanding)               $       1.0363   $       1.0814
                                                                         ==============   ==============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           FOR THE THREE     FOR THE THREE     FOR THE SIX       FOR THE SIX
                                                           MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                             JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                               2005              2004              2005              2004
                                                          --------------    --------------    --------------    --------------
TRADING PROFITS (LOSSES):

    Realized                                              $     (411,116)   $   (1,506,914)   $     (455,190)   $    3,237,802
    Change in unrealized                                         254,944        (2,262,889)          (49,245)       (3,288,535)
                                                          --------------    --------------    --------------    --------------
      Total trading losses                                      (156,172)       (3,769,803)         (504,435)          (50,733)
                                                          --------------    --------------    --------------    --------------
INVESTMENT INCOME
  Interest                                                       283,829           124,042           545,803           246,548
                                                          --------------    --------------    --------------    --------------
EXPENSES:
  Brokerage commissions                                          870,095         1,018,168         1,765,058         2,131,461
  Administrative fees                                             25,590            29,946            51,913            62,690
  Profit shares                                                   63,527          (494,198)          172,457           147,300
                                                          --------------    --------------    --------------    --------------
      Total expenses                                             959,212           553,916         1,989,428         2,341,451
                                                          --------------    --------------    --------------    --------------
NET INVESTMENT LOSS                                             (675,383)         (429,874)       (1,443,625)       (2,094,903)
                                                          --------------    --------------    --------------    --------------
NET LOSS                                                  $     (831,555)   $   (4,199,677)   $   (1,948,060)   $   (2,145,636)
                                                          ==============    ==============    ==============    ==============

NET LOSS PER UNIT:
  Weighted average number of General Partner
  and Limited Partner Units outstanding                       41,168,536        46,828,414        41,666,735        47,792,479
                                                          ==============    ==============    ==============    ==============
  Net loss per weighted
  average Limited Partner and
  General Partner Unit                                    $      (0.0202)   $      (0.0897)   $      (0.0468)   $      (0.0449)
                                                          ==============    ==============    ==============    ==============

Substantially all items of income and expense are derived from the investment in Global Horizons or MM LLC (Note 2).

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)

                                                              UNITS         GENERAL PARTNER    LIMITED PARTNERS        TOTAL
                                                          --------------    ---------------    ----------------    --------------
PARTNERS' CAPITAL,
  December 31, 2003                                           49,466,131    $       550,885    $     53,272,617    $   53,823,502

Net income                                                             -            (24,046)         (2,121,590)       (2,145,636)

Redemptions                                                   (3,656,669)                 -          (4,010,141)       (4,010,141)
                                                          --------------    ---------------    ----------------    --------------
PARTNERS' CAPITAL,
  June 30, 2004                                               45,809,462    $       526,839    $     47,140,886    $   47,667,725
                                                          ==============    ===============    ================    ==============
PARTNERS' CAPITAL,
  December 31, 2004                                           43,347,792    $       547,516    $     46,329,025    $   46,876,541

Net loss                                                               -            (21,490)         (1,926,570)       (1,948,060)

Redemptions                                                   (2,616,940)           (68,518)         (2,651,091)       (2,719,609)
                                                          --------------    ---------------    ----------------    --------------
PARTNERS' CAPITAL,
  June 30, 2005                                               40,730,852    $       457,508    $     41,751,364    $   42,208,872
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

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership") as of June 30, 2005, and the results of its operations for the three and six month periods ended June 30, 2005 and 2004. The operating results for the interim periods may not be indicative of the results for the full year.

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

2.    INVESTMENTS

Effective December 31, 2004, ML Multi-Manager LLC ("MM LLC") redeemed all of the Partnership units and the proceeds were invested on January 2, 2005 in Global Horizons I L.P. ("Global Horizons"), formerly known as ML Global Horizons L. P.

As of June 30, 2005 the Partnership had an investment in Global Horizons of $42,208,872 and the Partnership's percentage ownership share of Global Horizons was 15.09%.

Condensed statements of financial condition and statements of operations for Global Horizons and MM LLC are set forth as follows:

                                      JUNE 30,
                                        2005
                                    (UNAUDITED)
                                 -----------------
  Assets                         $     284,340,898
                                 =================
  Liabilities                    $       4,589,392
  Partners' Capital                    279,751,506
                                 -----------------
  Total                          $     284,340,898
                                 =================

                                        GLOBAL HORIZONS             MM LLC              GLOBAL HORIZONS             MM LLC
                                      --------------------    --------------------   --------------------    --------------------
                                      FOR THE THREE MONTHS    FOR THE THREE MONTHS    FOR THE SIX MONTHS      FOR THE SIX MONTHS
                                      ENDED JUNE 30, 2005     ENDED JUNE 30, 2004     ENDED JUNE 30, 2005     ENDED JUNE 30, 2004
                                           (UNAUDITED)             (UNAUDITED)            (UNAUDITED)              (UNAUDITED)
                                      --------------------    --------------------   --------------------    --------------------
  Trading Profits (Losses)
   and Interest Income                $          1,418,150    $         (5,290,845)  $          1,581,916    $            317,226

Expenses                                         5,061,337                 909,115              9,895,857               3,386,399
                                      --------------------    --------------------   --------------------    --------------------
Net Income (Loss)                     $         (3,643,187)   $         (6,199,960)  $         (8,313,941)   $         (3,069,173)
                                      ====================    ====================   ====================    ====================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership invests indirectly in derivative instruments as a result of its investment in Global Horizons, but does not itself hold any derivative instrument positions. The nature of this Partnership has certain risks, which cannot be presented in the financial statements. The following summarizes some of those risks resulting from its investment in Global Horizons.

MARKET RISK

Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently results in changes in the Partnership's allocation of net unrealized profit/(loss) on such derivative instruments as reflected in the Statements of Financial Condition of Global Horizons. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by Global Horizons, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

Merrill Lynch Investment Managers LLC ("MLIM LLC"), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by the General Partner of Global Horizons, calculating the Net Asset Value of the Advisors' respective Partnership accounts and Global Horizons accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets, through Global Horizons, among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

              JAN.       FEB.       MAR.      APR.        MAY       JUN.
    ----------------------------------------------------------------------
    2004    $ 1.0929   $ 1.1324   $ 1.1301  $ 1.0899   $ 1.0748   $ 1.0406
    2005    $ 1.0435   $ 1.0538   $ 1.0557  $ 1.0242   $ 1.0249   $ 1.0363

Performance Summary

JANUARY 1, 2005 TO JUNE 30, 2005

All of the Partnership's assets are invested in Global Horizons. The Partnership recognizes trading profits or losses as an investor in Global Horizons. The following commentary describes the trading results of Global Horizons.

January 1, 2005 to March 31, 2005

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

April 1, 2005 to June 30, 2005

The Partnership experienced gains in the interest rates and currencies sectors and losses in the remaining sectors.

Trading in interest rates posted gains for the Partnership, despite losses early in the quarter. The Partnership benefited from long positions in the 10-year German Bund. The long positions held by the Partnership in European and Japanese government bonds contributed to gains as well.

The currencies sector posted a gain as well for the quarter. Long positions in the British pound and Aussie dollar contributed early on in the quarter. Short positions to the British pound, Swiss franc and Euro enabled the Partnership to capitalize on trend reversals in the market in the latter half of the quarter.

Trading in stock indices attributed to overall trading losses for the Partnership despite gains posted in the second two months of the quarter. As equity markets declined, the stock indices market posted losses. Short positions of domestic equities slightly offset some of the gains attributed to global and European equities. Profits from long exposure in the European and U.S. equities were not enough to offset the losses incurred earlier in the quarter.

Trading in agricultural commodities posted losses for the quarter. Gains in exposure to hogs and soybeans were not enough to offset trading losses in other commodities. Long exposure to soymeal attributed to the losses as well.

Losses were posted throughout the quarter in the metals sector. Long positions in base metals detracted from performance. Complex base metals detracted from performance as well.

The energy sector posted the largest losses for the quarter. Crude oil and heating oil declined as crude oil fell in price, which negatively impacted trend followers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Merrill Lynch Investment Managers LLC, the General Partner of ML Futures Investments L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

             (b) REPORTS ON FORM 8-K.

             There were no reports on Form 8-K filed during the first six months of fiscal 2005.

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


                               ML FUTURES INVESTMENTS L.P.


                               By: MERRILL LYNCH INVESTMENT
                                   MANAGERS LLC
                                       General Partner


Date: August 12, 2005          By /s/ FABIO P. SAVOLDELLI
                                  ------------------------
                               Fabio P. Savoldelli
                               Managing Director and Chief Investment Officer
                               -Alternative Strategies Advisers Division
                               (Principal Executive Officer)


Date:  August 12, 2005         By /s/ PATRICK HAYWARD
                                  -------------------
                               Patrick Hayward
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)