Form 10-Q
period 2005-09-30
ML FUTURES INVESTMENTS LP
filed 2005-11-14
CIK 835666

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2005
                               ---------------------

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

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Act).
                                                                  Yes / / No /X/

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              2005            2004
                                                           (UNAUDITED)
                                                          -------------   -------------
ASSETS:
Investment in Global Horizons                             $  40,833,182   $           -
Receivable from MM LLC                                                -      47,269,664
Receivable from Global Horizons                                 286,803               -
                                                          -------------   -------------

       TOTAL ASSETS                                       $  41,119,985   $  47,269,664
                                                          =============   =============

LIABILITY AND PARTNERS' CAPITAL

LIABILITY:
Redemptions payable                                       $     286,803   $     393,123
                                                          -------------   -------------

     Total liabilities                                          286,803         393,123
                                                          -------------   -------------
PARTNERS' CAPITAL:
  General Partner (441,484 and 506,504 Units)                   453,979         547,516
  Limited Partners (39,268,268 and 42,841,288 Units)         40,379,203      46,329,025
                                                          -------------   -------------

     Total partners' capital                                 40,833,182      46,876,541
                                                          -------------   -------------

       TOTAL LIABILITY AND PARTNERS' CAPITAL              $  41,119,985   $  47,269,664
                                                          =============   =============

NET ASSET VALUE PER UNIT

  (Based on 39,709,752 and 43,347,792 Units outstanding)  $      1.0283   $      1.0814
                                                          =============   =============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                FOR THE THREE     FOR THE THREE     FOR THE NINE      FOR THE NINE
                                                MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                     2005             2004              2005              2004
                                                -------------    ---------------   ---------------   -------------
TRADING PROFITS (LOSSES):

   Realized                                     $     215,580    $    (1,810,938)  $      (239,610)  $   1,426,864
   Change in unrealized                               (38,721)         2,202,336           (87,966)     (1,086,199)
                                                -------------    ---------------   ---------------   -------------

     Total trading profits (losses)                   176,859            391,398          (327,576)        340,665
                                                -------------    ---------------   ---------------   -------------

INVESTMENT INCOME
  Interest                                            373,580            152,191           919,383         398,739
                                                -------------    ---------------   ---------------   -------------

EXPENSES:
  Brokerage commissions                               852,682            993,503         2,617,740       3,124,964
  Administrative fees                                  25,079             29,221            76,992          91,911
  Profit shares                                         2,479            152,543           174,936         299,843
                                                -------------    ---------------   ---------------   -------------

     Total expenses                                   880,240          1,175,267         2,869,668       3,516,718
                                                -------------    ---------------   ---------------   -------------

NET INVESTMENT LOSS                                  (506,660)        (1,023,076)       (1,950,285)     (3,117,979)
                                                -------------    ---------------   ---------------   -------------

NET LOSS                                        $    (329,801)   $      (631,678)  $    (2,277,861)  $  (2,777,314)
                                                =============    ===============   ===============   =============

NET LOSS PER UNIT:
  Weighted average number of General Partner
  and Limited Partners Units outstanding           39,984,177         45,297,755        40,988,150      46,960,904
                                                =============    ===============   ===============   =============

  Net loss per weighted average General
  Partner and Limited Partner Unit              $     (0.0082)   $       (0.0139)  $       (0.0556)  $     (0.0591)
                                                =============    ===============   ===============   =============

Substantially all items of income and expense are derived from the investment in Global Horizons or MM LLC for the three months and nine months ended September 30 (Note 2).

See notes to financial statements.

                          ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (unaudited)

                                                    UNITS        GENERAL PARTNER   LIMITED PARTNERS       TOTAL
                                                -------------    ---------------   ----------------   -------------
PARTNERS' CAPITAL,
  December 31, 2003                                49,466,131    $       550,885   $     53,272,617   $  53,823,502

Net loss                                                    -            (31,100)        (2,746,214)     (2,777,314)

Redemptions                                        (5,019,018)                 -         (5,415,290)     (5,415,290)
                                                -------------    ---------------   ----------------   -------------

PARTNERS' CAPITAL,
  September 30, 2004                               44,447,113    $       519,785   $     45,111,113   $  45,630,898
                                                =============    ===============   ===============    =============
PARTNERS' CAPITAL,
  December 31, 2004                                43,347,792    $       547,516   $     46,329,025   $  46,876,541

Net loss                                                    -            (25,019)        (2,252,842)     (2,277,861)

Redemptions                                        (3,638,040)           (68,518)        (3,696,980)     (3,765,498)
                                                -------------    ---------------   ----------------   -------------

PARTNERS' CAPITAL,
  September 30, 2005                               39,709,752    $       453,979   $     40,379,203   $  40,833,182
                                                =============    ===============   ================   =============

See notes to financial statements.

                           ML FUTURES INVESTMENTS L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Futures Investments L.P. (the "Partnership") as of September 30, 2005, and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004. The operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

Effective December 31, 2004, the Partnership redeemed its entire investment in ML Multi-Manager LLC ("MM LLC"), which commenced its liquidation process as of December 31, 2004, and the proceeds were invested prior to the opening of business on January 2, 2005 in Global Horizons I L.P. ("Global Horizons"), formerly known as ML Global Horizons L. P.

As of September 30, 2005 the Partnership had an investment in Global Horizons of $40,833,182 and the Partnership's percentage ownership share of Global Horizons was 14.51%.

Condensed statement of financial condition for Global Horizons and statements of operations for Global Horizons and MM LLC are set forth as follows:

                                                 SEPTEMBER 30,
                                                     2005
                                                  (UNAUDITED)
                                                ---------------
Assets                                          $   290,280,439
                                                ===============

Liabilities                                     $     8,832,573
Partners' Capital                                   281,447,866
                                                ---------------

Total                                           $   290,280,439
                                                ===============

                              GLOBAL HORIZONS                 MM LLC                GLOBAL HORIZONS                 MM LLC
                          ------------------------   ------------------------   ------------------------   ------------------------
                            FOR THE THREE MONTHS       FOR THE THREE MONTHS       FOR THE NINE MONTHS         FOR THE NINE MONTHS
                          ENDED SEPTEMBER 30, 2005   ENDED SEPTEMBER 30, 2004   ENDED SEPTEMBER 30, 2005   ENDED SEPTEMBER 30, 2004
                                (UNAUDITED)                (UNAUDITED)                (UNAUDITED)                (UNAUDITED)
                          ------------------------   ------------------------   ------------------------   ------------------------
Trading Profits (Losses)  $              3,831,311   $                972,365   $              5,413,227   $              1,289,591
  and Interest Income

Expenses                                 4,903,366                  1,665,822                 14,799,223                  5,052,221
                          ------------------------   ------------------------   ------------------------   ------------------------

Net Loss                  $             (1,072,055)  $               (693,457)  $             (9,385,996)  $             (3,762,630)
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

MARKET RISK

Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's allocation of net unrealized profit on open contracts on such derivative instruments as reflected in the Statements of Financial Condition of Global Horizons. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by Global Horizons, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

Merrill Lynch Investment Managers LLC ("MLIM LLC"), the General Partner of the Partnership and Global Horizons, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by MLIM LLC, calculating the Net Asset Value of the Advisors' respective Partnership accounts and Global Horizons accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets, through Global Horizons, among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                                        MONTH-END NET ASSET VALUE PER UNIT

                JAN.       FEB.       MAR.       APR.       MAY        JUN.       JUL.       AUG.       SEP.
     ---------------------------------------------------------------------------------------------------------
     2004    $  1.0929  $  1.1324  $  1.1301  $  1.0899  $  1.0748  $  1.0406  $  1.0365  $  1.0284  $  1.0266
     2005    $  1.0435  $  1.0538  $  1.0557  $  1.0242  $  1.0249  $  1.0363  $  1.0179  $  1.0315  $  1.0283

Performance Summary

JANUARY 1, 2005 TO SEPTEMBER 30, 2005

All of the Partnership's trading assets are invested in Global Horizons as of January 2, 2005. The Partnership recognizes trading profits or losses as an investor in Global Horizons. The following 2005 commentary describes the trading results of Global Horizons.

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

July 1, 2005 to September 30, 2005

The Partnership posted positive trading results, although the Partnership as a whole suffered losses for the third quarter. The energy sector generated the most gains, followed by stock indices and metals sectors. Trading losses were posted in the agriculture, currencies and interest rates sectors.

In August, large gains posted in the energy sector attributed to the majority of the Partnership's profits. Long energy positions in the entire energy complex, as well as a rally in the energy sector due to Hurricane Katrina attributed to those gains.

Trading in stock indices posted gains for the quarter despite small losses posted in August. Long positions in global equities contributed to profits early in the quarter as global markets rallied. Long European equities and Japanese Nikkei positions contributed to the profits in the latter part of the quarter.

Gains were also posted in the metals sector. Long metal positions, specifically copper, contributed as global growth increased speculation that demand, and therefore prices, would increase.

Trading in agricultural commodities posted a loss for the quarter. Short exposure to corn and long exposure to London coffee detracted from performance across the agricultural complex. Gains in London sugar and cotton were offset by losses in hogs and the soybean complex.

Losses were also posted from trading in the currency sector despite gains posted in September. China's revaluation of the yuan caused volatility across the currency markets. The U.S. dollar weakened based on higher oil prices and the potential Federal Reserve slowdown in September. British pounds detracted from performance in the foreign sector. Gains from long Australian dollar and short Euro positions were not enough to offset the losses.

Trading in the interest rate sector posted the largest losses for the quarter. A rally in bond prices attributed to losses. Long positions in Japanese and European government bonds as well as German bunds further detracted from performance.

JANUARY 1, 2004 TO SEPTEMBER 30, 2004

All of the Partnership's trading assets in 2004 were invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following 2004 commentary describes the trading results of MM LLC.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) EXHIBITS.

              The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02         Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT 31.01
AND 31.02:    Are filed herewith.

32.01 and
32.02         Section 1350 Certifications

EXHIBIT 32.01
AND 32.02:    Are filed herewith.

          (b) REPORTS ON FORM 8-K.

          There were no reports on Form 8-K filed during the first nine months of fiscal 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ML FUTURES INVESTMENTS L.P.


                                  By: MERRILL LYNCH INVESTMENT
                                      MANAGERS LLC
                                          (General Partner)


Date: November 14, 2005           By /s/ FABIO P. SAVOLDELLI
                                      ----------------------
                                  Fabio P. Savoldelli
                                  Managing Director and Chief Investment Officer
                                  -Alternative Strategies Advisers Division
                                  (Principal Executive Officer)


Date: November 14, 2005           By /s/ PATRICK HAYWARD
                                     -------------------
                                  Patrick Hayward
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)