Form 10-K
period 2005-12-31
ML FUTURES INVESTMENTS LP
filed 2006-03-31
CIK 835666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

or

☐ Transition Report Pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

Commission file number: 33-22864

ML FUTURES INVESTMENTS L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-3590615
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road – Section 2-G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 282-6996

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act

Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes   ☐    No   ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes   ☐    No   ☒

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 1, 2006, limited partnership units with an aggregate value of $40,136,188 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2005 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2005, is incorporated by reference into Part II, Item  and Part IV hereof and filed as an Exhibit herewith.  Copies of the annual report are available free of charge by contacting Merrill Lynch Alternative Investments Client Services at 1-877-465-8435.

ML FUTURES INVESTMENTS L.P.

ANNUAL REPORT FOR 2005 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

ML Futures Investments L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on November 14, 1988 and began trading operations on March 1, 1989.  The Partnership made a single offering of its units of limited partnership interest (“Units”).  Units may be redeemed as of the end of each calendar month.  The Partnership engages currently, through an investment in a limited liability company (see below) in the speculative trading of a portfolio of futures, options on futures and forwards contracts on a wide range of commodities. The Partnership’s objective is achieving, through speculative trading, substantial capital appreciation, over time.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the general partner of the Partnership and is a wholly-owned subsidiary of Merrill Lynch Investment Managers LP (“MLIM”) which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Prior to December 1, 2005, the general partner of the Partnership was Merrill Lynch Investment Managers LLC (“MLIM LLC”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker.

Effective after the close of business on December 31, 2002, the Partnership combined its net assets with five other similar MLIM sponsored (“Multi-Advisor Funds”) to form a combined ML Futures Investments L.P. in a tax-free reorganization. All of the Partnership’s investors received new units of the combined Partnership with an initial Net Asset Value per Unit of $1.00 in exchange for each of their original Units. The aggregate Net Asset Value of each investor’s new Units is equal to the aggregate Net Asset Value of their original Units.  Conversion of the shares had no adverse economic effect on investors in any of the Multi-Advisor Funds. The combined Partnership continued to invest through ML Multi-Manager Portfolio LLC (“MM LLC”) through December 31, 2004 and the combination of the Multi-Advisor Funds did not change the operations of MM LLC.  The combined Partnership’s percentage of ownership of MM LLC was 32.32% immediately after the combination.

Unless otherwise noted, financial information provided in this report for 2003 and 2004 is for the combined Partnership.

Prior to October 1, 1996, the Partnership placed assets with the commodity trading advisors (the “Advisors”) by opening individual managed accounts with them.  For the period from October 1, 1996 to May 31, 1998, the Partnership placed assets with certain of the Advisors through investing in private funds (“Trading LLCs”) sponsored by MLAI through which the trading accounts of different MLAI-sponsored funds managed by the same Advisor pursuant to the same strategy were consolidated. The only members of the Trading LLCs were commodity pools sponsored by MLAI. Placing assets with an Advisor through investing in a Trading LLC rather than a managed account had no economic effect on the Partnership, except to the extent that the Partnership benefited from the Advisor not having to allocate trades among a number of different accounts (rather than acquiring a single position for the Trading LLC as a whole).  As of June 1, 1998, MLAI consolidated the trading accounts of nine of its multi-advisor funds (the “Multi-Advisor Funds”), including the Partnership.  The consolidation was achieved by having these Multi-Advisor Funds invest in a single Delaware limited liability company, MM LLC, which opened a single account with each Advisor selected.  MM LLC had been managed by MLIM LLC and MM LLC had no investors other than the Multi-Advisor Funds and served solely as the vehicle through which the assets of such Multi-Advisor Funds were combined in order to be managed through single rather than multiple accounts.  The placement of assets into MM LLC did not change the operations or fee structure of the Partnership.

Effective after the close of business on December 31, 2004, MM LLC liquidated and the Partnership invested in Global Horizons I L.P., formerly ML Global Horizons LP (“Global Horizons”).  Global Horizons is a MLAI-managed limited partnership that has an investment strategy similar to MM LLC.

Through December 31, 2002, prior to combination, the highest month-end Net Asset Value per Unit was $267.42 (October 31, 2001) and the lowest was $99.88 (March 31, 1989).

Through December 31, 2005, after the combination, the highest month-end Net Asset Value per Unit was $1.1324 (February 28, 2004) and the lowest was $1.000 (December 31, 2002).

(b)           Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods or services.

(c)           Narrative Description of Business:

General

The Partnership traded, through its investment in Global Horizons, in futures, options on futures, and forwards contract in the major sectors of the world economy with the objective of achieving substantial capital appreciation over time. For the periods presented prior to the close of business on December 31, 2004, the Partnership traded its investments through MM LLC.

MLAI is the Partnership’s trading manager, with responsibility for selecting Advisors to manage Global Horizon’s assets, allocating and reallocating Global Horizon’s assets among different Advisors.

Considered as a whole, the Partnership, through its investment in Global Horizons (and former investment in MM LLC), trades in a diversified range of international markets.  Certain Advisors considered individually, concentrate primarily on trading in a limited portfolio of markets.  The composition of the “sectors” included in the Partnership’s portfolio varies substantially over time.

MLAI may, from time to time, direct certain individual Advisors to manage their Partnership accounts as if they were managing more equity than the actual capital allocated to them.

One of the objectives of the Partnership is to provide diversification for a limited portion of the risk segment of the Limited Partners’ portfolios.  Commodity pool performance has historically demonstrated a low degree of performance correlation with traditional stock and bond holdings.  Since it began trading, the Partnership’s returns have, in fact, frequently been non-correlated with the United States stock and bond markets.

Use of Proceeds and Interest Income

Market Sectors.

The Partnership, through its investment in Global Horizons (and its former investment in MM LLC), trades in a diversified group of markets under the direction of multiple independent Advisors.  These Advisors from time to time materially alter the allocation of their overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

Market Types.

The Partnership trades, through its investment in Global Horizons (and former investment in MM LLC), on a variety of United States and foreign futures exchanges.  Substantially all of the Partnership’s non-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

Many of the Partnership’s currency trades are executed in the spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell particular currencies and such spreads are built into the pricing of the spot or forward contracts with the Partnership.  In its exchange of futures for physical (“EFP”) trading, the Partnership acquires cash currency positions through banks and dealers, including Merrill Lynch.  The Partnership pays a spread when it exchanges these positions for futures.  This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

As in the case of its market sector allocations, the Partnership’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time as well as over time.

Custody of Assets.

The majority of the Partnership’s assets are currently held in customer accounts at MLPF&S.

Interest paid by Merrill Lynch on the Partnership’s U.S. Dollar and Non U.S. Dollar Assets

All of the Partnership’s U.S. dollar assets invested in Global Horizons were maintained at MLPF&S.  On assets held in U.S. dollars, Merrill Lynch credited Global Horizons with interest at the prevailing 91-day U.S. Treasury bill rate. Global Horizons was credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch.  Merrill Lynch may derive certain economic benefit, in excess of the interest, which Merrill Lynch paid to Global Horizons, from possession of such assets.

Merrill Lynch charged the Partnership, through Global Horizons, Merrill Lynch’s cost of financing realized and unrealized losses on Global Horizons’ non-U.S. dollar-denominated positions.

Prior to the close of business on December 31, 2004, the Partnership invested through MM LLC. MLPF&S’s and Merrill Lynch’s arrangements with MM LLC were similar to arrangements with Global Horizons as outlined in the preceding two paragraphs.

Charges

The following table summarizes the charges incurred by the Partnership during 2005, 2004 and 2003 allocated from Global Horizons (and prior to January 1, 2005 from MM LLC).

	2005		2004		2003
		% of Average		% of Average		% of Average
	Dollar	Month-End	Dollar	Month-End	Dollar	Month-End
Charges	Amount	Net Assets	Amount	Net Assets	Amount	Net Assets
Brokerage
Commissions	$3,456,917	8.15%	$4,079,427	8.26%	$4,601,819	8.36%
Administrative Fee	101,674	0.24%	119,983	0.24%	135,348	0.25%
Profit Shares	177,296	0.42%	741,906	1.50%	1,524,986	2.77%
Total	$3,735,887	8.81%	$4,941,316	10.00%	$6,262,153	11.38%

The Partnership’s average month-end Net Assets, during 2005, 2004 and 2003 equaled $42,417,248, $49,423,972, and $55,028,914, respectively.

During 2005, the Partnership earned primarily through its investment in Global Horizons $1,320,101 in interest income, or approximately 3.11% of the Partnership’s average month-end Net Assets. During 2004 and 2003, the Partnership earned directly or primarily through its investment in MM LLC $595,606 and $588,108 in interest income, or approximately 1.21% and 1.07% of the Partnership’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

A flat-rate monthly commission of 0.7083 of 1% (an 8.50% annual rate), reduced from 8.75% prior to January 1, 2003, of the Partnership’s month-end assets allocated to trading. Through the close of business on December 31, 2004, 100% of the Partnership’s assets were allocated to trading in MM LLC. Thereafter, 100% of the Partnership’s assets were allocated to trading in Global Horizons.

During 2005, 2004 and 2003, the Partnership paid round-turn commissions through its investment in Global Horizons and formerly MM LLC. The estimated aggregate round-turn commission rate of Global Horizons for the year ended December 31, 2005 is $39. The estimated aggregate round-turn commission rate of MM LLC for the years ended December 31, 2004 and 2003 are $45 and $53 respectively.

MLPF&S	Use of Partnership assets	Merrill Lynch may derive certain economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets in offset accounts.

MLIM LLC	Administrative Fees

The Partnership pays MLAI a monthly administrative fee equal to 0.021 of 1% (a 0.25% annual rate) of the Partnership’s month-end assets allocated. MLAI pays all of the Partnership’s routine administrative costs.

Other Counterparties	Bid–ask spreads	Bid-ask spreads on forward and related trades.

Advisors	Profit Shares

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

MLPF&S pays the Advisors annual Consulting Fees up to 2.5% of the Partnership’s average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions accrued with respect to such assets.

MLPF&S; Others	Extraordinary expenses	Actual costs incurred; none paid to date.

Regulation

MLAI, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission, (the “CFTC”) and the National Futures Association (“NFA”).  Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

(i) through (xii) — not applicable.

(xiii)  The Partnership has no employees.

(d)           Financial Information about Foreign and Domestic Operations and Export Sales:

The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership’s revenue derived from customers in foreign countries.  However, the Partnership traded through its investment Global Horizons (and formerly through MM LLC), on a number of foreign commodity exchanges.  The Partnership does not engage in the sales of goods or services.

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  Neither the Advisors’ nor the Partnership’s past performance may be representative of how they or it, respectively, may trade in the future.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention.  The combination of leverage and volatility creates a high degree of risk.

Substantial Charges

The Partnership is subject to substantial charges.

The incentive compensation paid to the Advisors is based on the individual performance of each Advisor, not the overall performance of the Partnership.  Historically, the Partnership has paid substantial incentive compensation to certain Advisors during periods when the performance of the Partnership as a whole was breakeven or unprofitable.

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI (the “General Partner”) nor any Advisor can predict or control — have a material effect on performance.  Furthermore, such overall conditions can adversely affect the performance of numerous Advisors at or about the same time, despite their implementing different and independent strategies.  Consequently, the multi-Advisor structure of the Partnership does not assure that its performance will not be adversely affected by future market or economic conditions.

Combining Independent Trading Strategies

Combining independent trading strategies involves substantial opportunity costs, as one Advisor’s profits are frequently offset by another Advisor’s losses.  Different Advisors often take opposite positions for the Partnership, eliminating the profit potential of the combined positions.

Systematic Strategies

Most of the Partnership’s assets have been allocated since inception to Advisors which rely on technical, systematic strategies.  The widespread use of technical trading systems frequently results in numerous managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns.

Discretionary Strategies

Certain of the Partnership’s Advisors are discretionary rather than systematic traders.  Discretionary trading managers may be prone to emotionalism and a lack of discipline in their trading.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  None of the Advisors has agreed to limit the amount of additional equity which it may manage, and most of them are at or near their all-time high in assets under management.

No Assurance of Advisors’ Continued Services; Competition for Advisors

There is no assurance that any Advisor will be willing or able to continue to provide advisory services to the Partnership.  There is severe competition for the services of qualified Advisors, and the Partnership may not be able to retain satisfactory replacement or additional Advisors on acceptable terms.  The General Partner must allocate Advisor availability among its different partnerships for which the General Partner has authority, including the Partnership, and, accordingly, may not at all times select for the Partnership those Advisors which the General Partner would otherwise believe to be in its best interests.

Changes in Trading Strategy

An Advisor may make certain changes in its trading strategies without the knowledge of the General Partner.

Illiquid Markets

Certain positions held by the Partnership may become illiquid, preventing an Advisor from acquiring positions otherwise indicated by its strategy or making it impossible for an Advisor to close out positions against which the market is moving.

Trading on Non-U.S. Exchanges

The Advisors trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Partnership could incur substantial losses trading on foreign exchanges to which it would not have been subject had the Advisors limited their trading to U.S. markets.

The profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies; consequently, the Partnership will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Partnership Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of Brokers

The Partnership is subject to the risk of its clearing broker, exchange or clearinghouse insolvency.  Partnership assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital tied up in a bankruptcy, the General Partner might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities.  No Partnership managed by the General Partner has ever lost any assets due to the bankruptcy or default of a broker, exchange or clearinghouse, but there can be no assurance that this will not happen in the future.

Item 2:   Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s offices are the offices of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536).  MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:   Legal Proceedings

Neither the Partnership MLIM LLC nor MLAI have ever been the subject of any material litigation.  Merrill Lynch is the 100% indirect owner of MLAI, MLIM, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership.  Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities.  Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLAI or the Partnership.

Item 4:   Submission of Matters to a Vote of Security Holders

None

PART II

Item 5:   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities

Item 5(a)

(a)           Market Information:

There is no established public trading market for the Units, nor is it anticipated that one will develop.  Limited Partners may redeem Units as of the end of each month at Net Asset Value.

(b)           Holders:

As of December 31, 2005, there were 1,960 holders of Units, including MLAI.

(c)           Dividends:

The Partnership has made no distributions, nor does MLAI presently intend to make any distributions in the future.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plan:

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities:

Not applicable.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership:

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
Statement of Operations	2005	2004	2003	2002	2001

Net Investment Loss	$(2,415,786)	$(4,345,716)	$(5,674,045)	$(1,143,729)	$(1,004,037)
Net Income (Loss)	$(2,271,036)	$(355,684)	$4,689,691	$477,493	$131,917

	December 31,	December 31,	December 31,	December 31,	December 31,
Balance Sheet Data	2005	2004	2003	2002	2001

Partnership Net Asset Value	$39,887,435	$46,876,541	$53,823,502	$56,057,893	$12,802,184
Net Asset Value per Unit	$1.0286	$1.0814	$1.0881	$1.0000	$253.70

The variations in income statement line items are primarily due to investing in Global Horizons and formerly MM LLC.

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	$249.58	$251.97	$263.85	$256.16	$253.51	$253.68	$253.09	$254.51	$256.69	$267.24	$254.23	$253.70
2002	$246.27	$239.70	$243.32	$239.74	$242.38	$250.38	$254.47	$261.38	$264.94	$259.14	$258.11	$1.0000
2003	$1.0317	$1.0629	$1.0162	$1.0217	$1.0734	$1.0555	$1.0397	$1.0345	$1.0382	$1.0619	$1.0600	$1.0881
2004	$1.0929	$1.1324	$1.1301	$1.0899	$1.0748	$1.0406	$1.0365	$1.0284	$1.0266	$1.0499	$1.0809	$1.0814
2005	$1.0435	$1.0538	$1.0557	$1.0242	$1.0249	$1.0363	$1.0179	$1.0315	$1.0283	$1.0155	$1.0343	$1.0286

Pursuant to CFTC policy, monthly performance is presented only from January 1, 2001 even though Units were outstanding prior to such date.

After the close of business on December 31, 2002, the Partnership combined its assets with five other similar Multi Advisor Funds to form the Combined Partnership.  All of the affected investors received new units of the combined Partnership with an initial Net Asset Value per Unit of $1.00 in exchange for each of their original units.  The aggregate Net Asset Value of investor’s new units is equal to the aggregate Net Asset Value of their original Units.  The ratio of the Unit exchange by entity is listed below.

ML Futures Investments L.P.	264.694900
ML Futures Investments II L.P.	205.193438
The S.E.C.T.O.R. Strategy Fund L.P.	207.382494
The Sector Strategy Fund II L.P.	172.917074
The Sector Strategy Fund II L.P. Sector III Units	182.523103
The Sector Strategy Fund V L.P.	147.310123
The Sector Strategy Fund VI L.P.	134.331163

ML FUTURES INVESTMENTS L.P.

December 31, 2005

Type of Pool: Selected-Advisor/Publicly-Offered/”Principal Protected”(1)

Inception of Trading: March 1, 1989

Aggregate Subscriptions:  $130,705,893

Current Capitalization: $39,887,435

Worst Monthly Drawdown(2): (4.87)%  (11/01)

Worst Peak-to-Valley Drawdown(3):  (10.32)% (3/04-10/05)

Net Asset Value per Unit, December 31, 2005:  $1.0286

Monthly Rates of Return(4)

Month	2005	2004	2003	2002	2001
January	(3.51)%	0.44%	3.17%	(2.93)%	(0.73)%
February	0.99	3.61	3.03	(2.67)	0.96
March	0.19	(0.20)	(4.40)	1.51	4.71
April	(2.99)	(3.56)	0.55	(1.47)	(2.91)
May	0.07	(1.38)	5.06	1.10	(1.03)
June	1.11	(3.19)	(1.67)	3.30	0.07
July	(1.77)	(0.39)	(1.50)	1.63	(0.23)
August	1.33	(0.78)	(0.50)	2.72	0.56
September	(0.31)	(0.18)	0.36	1.36	0.85
October	(1.24)	2.27	2.28	(2.19)	4.11
November	1.85	2.96	(0.18)	(0.39)	(4.87)
December	(0.55)	0.04	2.65	2.55	(0.21)

Compound Annual Rate of Return	(4.88)%	(0.61)%	8.81%	4.33%	0.91%

(1) Pursuant to applicable CFTC regulations, a “Multi-Advisor” fund is defined as one that allocates no more than 25% of its trading assets to any single manager.  As the Partnership may allocate more than 25% of its trading assets to one or more Advisors, it is referred to as a “Selected-Advisor” fund.  Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “Principal Protected”.  The Partnership has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2001 by the Partnership; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2001 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview; Advisor Selections

The Partnership’s results of operations depend on MLAI’s ability to select Advisors and the Advisors’ ability to trade profitably.  MLAI’s selection procedures, as well as the Advisors’ trading methods, are confidential, so that substantially the only available information relevant to the Partnership’s results of operations is its actual performance record to date.  However, because of the speculative nature of its trading, the Partnership’s past performance is not necessarily indicative of its future results.

MLAI’s decision to terminate or reallocate assets among Advisors is based on a combination of factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors — for example, a change in MLAI’s or an Advisor’s market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. — may also have a role in the termination or reallocation decision.  The market judgment and experience of MLAI’s principals is an important factor in its allocation decisions.

MLAI has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected.  In particular, MLAI has to date, made infrequent reallocations of trading assets and adjustments in the Advisor combinations for the Partnership.  However, there can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Partnership.

General

A number of the Advisors are trend following traders, whose programs do not attempt to predict price movements.  No fundamental economic supply or demand analyses are used by these Advisors, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are evaluated.  Instead, the programs apply proprietary computer models to analyze past market data, and from this data alone attempt to determine whether market prices are trending.  These traders base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominant prices.

If a trend-following Advisor’s models identify a trend, they signal positions which follow it.  When these models identify the trend as having ended or reversed, these positions are either closed out or reversed.  Due to their trend-following character, these Advisors’ programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and detect its end or reversal in time to close out the Partnership’s positions while retaining most of the profits made from following the trend.

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

2005

Though an overall loss was realized for the year, the Partnership’s overall trading performance was profitable, with trading in metals and stock indices.

Trading in the metals sector posted the most profits for the year.  Long positions in base and precious metals contributed to profits early in the year but detracted from performance in the second quarter.  Long metal positions in the third quarter, specifically copper, contributed to profits as global growth increased speculation that demand and therefore, prices would increase.  Metals continued their upward trend through the latter part of the year as demand remained strong for base and precious metals.

Trading in stock indices posted solid trading profits as well for the year despite losses posted in the first half of the year.  Losses occurred early in the year due to a trend reversal from long global equities to short global equities.  Trading in stock indices contributed positively to performance in the second half of the year with long positions in global equities contributing the most as global markets rallied.  Trading in the Nikkei, DAX and European equities posted strong gains as they rallied at year end.

The interest rate sector posted gains for the year primarily due to profits posted in the first half of the year despite this sector detracting from performance for the Partnership in the second half of the year.  In the beginning of the year the interest rate sector was the best performing sector as the Partnership benefited from long U.S. dollar positions versus the Euro and long Euro and Japanese fixed incomes.  Long positions in the ten-year German bund also contributed to gains. Mid-year a rally in bond prices attributed to losses as did long positions in Japanese and European government bonds.  Trading in German bunds further detracted from performance.   Gains were posted in October primarily due to short exposures to U.S. and European yield curves, as bond prices fell over concerns that the central banks would continue to raise rates; however these profits were not enough to outweigh losses posted throughout the latter part of the fourth quarter.  Interest rates detracted as the U.S. yield curve inverted, resulting in a challenging environment for trading managers. Additionally, the market perception that the Federal Reserve would end its interest rate increase sooner rather than later sparked a sell off of the U.S. dollar.  Furthermore, many global long-term interest rates moved lower, causing negative returns for select short positions, particularly to the German bund and British gilt.

Trading in the energy sector also posted gains for the Partnership despite the sector detracting from performance in the fourth quarter. Gains were experienced in the energy sector as the Partnership benefited from long positions in crude oil and gas as these industries profited.  During the second quarter, crude oil and heating oil declined as crude oil fell in price, which negatively impacted trend followers.  Trading in the energy sector posted the largest gains in the third quarter.  Long energy positions in the entire energy complex, as well as a rally in the energy sector due to Hurricane Katrina attributed to those gains.  Natural gas retreated from its record high prices set in September, negatively impacting trading managers. Natural gas continued its decline throughout the fourth quarter detracting from performance.

Trading in the agricultural sector posted slight losses for the Partnership for the year, with the first and latter part of the year contributing to profits and mid-year detracting from performance.  During the first quarter, gains were experienced from long positions in cattle and hog markets.  Gains were posted due to coffee, which experienced a lack of supply and a growing demand.   Gains in exposure to hogs and soybeans were not enough to offset trading losses in other commodities.  Long exposure to soymeal further attributed to losses.  Short exposure to corn and long exposure to London coffee detracted from performance in the third quarter.  Agriculture posted small gains at the end of the year as long sugar positions rallied due to an expectation of reduced supplies.

Trading in the currency sector posted the largest losses for the Partnership for the year, despite small gains posted in the second quarter.  Losses in the beginning of the year were due to a trend reversal from short U.S. dollar positions to long U.S. dollar positions.  Long Japanese yen and Swiss franc positions also experienced losses.  With the U.S. Federal Reserve expressing concern about inflation, investors predicted that interest rates and the U.S. dollar would rise.  This caused losses as investors fled from emerging currencies.  In the second quarter, long positions in the British pound and the Australian dollar contributed to gains.  Short positions to the British pound and Swiss franc enabled the Partnership to capitalize on trend reversals in the market in the latter half of the second quarter.  China’s revaluation of the yuan caused volatility across the currency markets.  The U.S. dollar weakened based on higher oil prices and the potential Federal Reserve slowdown in September.  British pounds detracted from performance in the foreign sector.  The U.S. dollar rallied against most major currencies, primarily the yen, which attributed to losses.  Higher yielding carry trades reversed causing losses to be posted as well.  The year ended with currencies on the upswing.  Short Euro and Swiss franc and long Mexican peso positions contributed to performance.

2004

During 2004 all of the Partnership’s assets were invested in MM LLC.  The Partnership received trading profits as an investor in MM LLC.  The following commentary of 2004 describes the trading results for MM LLC during the year.

The Partnership’s overall trading performance was successful with trading in the interest rate sector proving to be the most profitable.

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

The currency sector was the least profitable for the Partnership. The currency markets continued its long trend of a weakening U.S. dollar. However, trading was very choppy and gains generated in the beginning of the first quarter were lost. Early U.S. dollar strength reversed towards the end of the first quarter and at the quarter’s close the U.S. dollar fell to a four year low against the Japanese yen. The U.S. dollar rebounded at the beginning of the second quarter only to weaken at the end of the quarter. The currency markets remained range bound versus the U.S. dollar throughout the third quarter. The year ended with the U.S. dollar continuing to decline against various other currencies.

2003

During 2003 all of the Partnership’s assets were invested in MM LLC.  The Partnership received trading profits as an investor in MM LLC.  The following commentary of 2003 describes the trading results for MM LLC during the year.

The Partnership’s overall trading performance was successful with trading in the currency sector proving to be the most profitable.  The Partnership experienced gains in all sectors.

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

The metals sector was also profitable for the year.  Gold drove profits in January as it continued its run up.  The general perception of risks in the financial markets and the geopolitical situation unfolding was a main driver for the gold market in January.  Gold generated losses in March through June as gold’s appeal as a safe investment diminished.  At the closing of the third quarter, both the industrial and metal complex sectors benefited from increases in valuation. In November gold rallied and prices reached a six-year high and was one of the main drivers of performance for the sector. The year ended with strong physical demand from Asia accelerating the up trend in base metals, particularly, nickel and copper, which benefited our long exposure to these markets.

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

Energy was a profitable sector for the year. In February, the best performing month, natural gas prices rose nearly 40% in a single day in connection with expected severely cold weather and supply shortages.  This helped the Partnership retain profits as prices declined in crude oil and natural gas in March. The markets in April and May were dominated by the developments in the Middle East, especially OPEC’s reaction to the developments in Iraq.  Production was not being resumed as initially estimated even though the destruction of the oilfields was smaller than expected.  Natural gas was very volatile during June.  During the middle of the third quarter, crude oil and most of the other energy markets were almost unchanged with high volatility throughout this period. The volatility was mainly due to the uncertainty in supply and estimates of demand that were projected to increase. This was partly offset by expectations of the possible resumption of oil production by Iraq. Strong gains were generated trading unleaded gas and crude oil, only to be reversed in September. The year ended with losses posted in the fourth quarter primarily due to milder weather in the U.S., which lead to a downward trend in natural gas.  Prices were volatile after the arrest of Saddam Hussein and by a potential increase of OPEC quotas.

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

During all periods set forth under “Selected Financial Data,” the interest rates in many countries were at unusually low levels.  The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Partnership’s profitability.  In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Partnership’s Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership’s assets allocated to trading.  The only Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership’s assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis.  Gross profitability is in turn affected by the percentages of the Partnership’s assets allocated to trading.  During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) — suggesting the likelihood of generally trendless, non-consensus markets.

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

Liquidity; Capital Resources

The Partnership sells no securities other than the Units. The Partnership borrows, through Global Horizons, only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Partnership’s operations to date and are expected to continue to be so.

Substantially all of the Partnership’s assets are held in cash, through Global Horizons. The Net Asset Value of the Partnership’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership’s profit potential generally increases. Inflation in commodity prices could also generate price movements which the strategies might successfully follow.

Except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses, as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there generally is a readily available market value for the Partnership’s positions and assets, the Partnership’s monthly Net Asset Value calculations typically are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

(The Partnership has no off-balance sheet arrangements or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Introduction

Past Performance Not Necessarily Indicative of Future Results

The Partnership’s trading activities occurred through its investment in Global Horizons I L.P.  (Prior the close of business on December 31, 2004, the Partnership invested in MM LLC).  The following commentary describes the Partnership’s investment in Global Horizons.

The Partnership is a speculative commodity pool.  Unlike an operating company, the risk of market sensitive instruments traded by it is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flows.  The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership, under the direction of its Advisors, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”).  In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representations that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempt to manage market risk.

Quantifying the Partnership’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership’s risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk.  Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flows (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options.  The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with Global Horizons’ and MM LLC’s open positions by market category for the fiscal years. During the fiscal year 2005, Global Horizons’ average capitalization was approximately $270,409,956.  During the fiscal year 2004, MM LLC’s average capitalization was approximately $105,726,423.

	December 31, 2005
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Interest Rates	$12,222,247	4.52%	$20,179,223	$3,383,516
Currencies	1,240,840	0.46%	6,832,670	43,503
Stock Indices	1,484,741	0.55%	5,251,655	279,032
Metals	684,801	0.25%	2,012,007	44,237
Agricultural Commodities	163,356	0.06%	453,699	1,777
Energy	292,892	0.11%	1,030,159	19,464

TOTAL	$16,088,877	5.95%	$35,759,413	$3,771,529

	December 31, 2004
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Interest Rates	$3,682,601	3.48%	$5,506,045	$2,166,111
Currencies	654,898	0.62%	2,250,853	317,715
Stock Indices	187,384	0.18%	551,042	20,045
Metals	73,245	0.07%	157,020	16,983
Agricultural Commodities	46,692	0.04%	101,621	2,338
Energy	89,843	0.09%	253,721	12,894

TOTAL	$4,734,663	4.48%	$8,820,302	$2,536,086

Item 8:   Financial Statements and Supplementary Data

The financial statements required by this Item are included in Exhibit 13.01.

Selected Quarterly Financial Data

ML Futures Investments L.P.

Net Income by Quarter

Eight Quarters through December 31, 2005

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005	2004	2004	2004	2004
Total Income	$873,044	$550,439	$127,657	$(86,289)	$3,846,228	$543,589	$(3,645,761)	$3,841,576
Total Expenses	866,219	880,240	959,212	1,030,216	1,424,598	1,175,267	553,916	1,787,535
Net Income (Loss)	$6,825	$(329,801)	$(831,555)	$(1,116,505)	$2,421,630	$(631,678)	$(4,199,678)	$2,054,041

Net Income (Loss) per Unit	$0.0002	$(0.0082)	$(0.0202)	$(0.0262)	$0.0550	$(0.0139)	$(0.0897)	$0.0421

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable.

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Independent Registered Public Accounting Firm on accounting or financial disclosure.

Item 9A: Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of ML Futures Investments L.P., with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B: Other Information

Not applicable.

PART III

Item 10:  Directors and Executive Officers of the Registrant

(a,b)        Identification of Directors and Executive Officers:

As a limited partnership, the Partnership itself has no officers or directors and is managed by MLAI.  Trading decisions are made by the Advisors on behalf of the Partnership.  MLAI promotes the Partnership and is its controlling person.

The managers and executive officers of MLAI and their respective business backgrounds are as follows.

Robert M. Alderman	Chief Executive Officer, President and Manager

Steven B. Olgin	Vice President, Chief Operating Officer and Manager

Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer

Jeffrey F. Chandor	Manager

Mr. Alderman was born in 1960.  Mr. Robert M. Alderman is Chief Executive Officer, President and Manager of MLAI. Mr. Alderman is a Managing Director of Merrill Lynch Global Private Client and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master’s of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Operating Officer and a Manager of MLAI. He joined MLAI in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from the John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI. He was First Vice President and Senior Director of Finance for Merrill Lynch’s Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master’s of Business Administration in Finance from New York University in 1987.

Jeffrey F. Chandor was born in 1942. Mr. Chandor is the Global Sales Director of the General Partner. Mr. Chandor became a Manager of the General Partner on April 1, 2003. He was a Senior Vice President, Director of Sales, Marketing and Research and a Director of Merrill Lynch Investment Partners, Inc., a predecessor to the General Partner. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

As of December 31, 2005, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $454,109.

MLAI acts as sponsor, general partner or manager to ten public futures funds whose units of limited partnership or member interests are registered under the Securities Exchange Act of 1934: Global Horizons I L.P., ML Principal Protection L.P., ML JWH Strategic Allocation  L.P., ML Select Futures I L.P., John W. Henry & Co./Millburn L.P., ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Winton FuturesAccess LLC, and the Partnership.  Because MLAI serves as the general partner, sponsor or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-877-465-8435.

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by MLAI. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from holding the Partnership’s U.S. dollar assets. The managers and officers receive no other compensation from the Partnership, and the directors receive no compensation for serving as directors of MLAI. There are no compensation plans or arrangements relating to a change in control of either MLAI or the Partnership.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Not applicable (The Units are non-voting limited partnership interests.  The Partnership is managed   by MLAI, its general partner).

(b)           Security Ownership of Management:

As of December 31, 2005, MLAI owned 441,484 Units (unit-equivalent general partnership interests), which was 1.14% of the total Units outstanding.

(c)                                  Changes in Control:

None

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

None

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

The Partnership indirectly pays Merrill Lynch through MLPF&S and MLAI substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the Merrill Lynch organization, MLAI is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLAI controls the management of the Partnership and serves as its promoter. Although MLAI has not sold any assets, directly or indirectly, to the Partnership, MLAI makes substantial profits from the Partnership due to the foregoing revenues.

No loans have been, are or will be outstanding between MLAI or any of its principals and the Partnership.

MLAI paid substantial selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

(b)           Certain Business Relationships:

MLPF&S, an affiliate of MLAI acts as the principal commodity broker for the Partnership.

In 2005, Global Horizons expensed directly on behalf of the partnership: (i) Brokerage Commissions of $3,456,917 to MLPF&S, which included $595,575 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $101,674 to MLIM LLC and MLAI.  In addition MLAI and its affiliates may have derived certain economic benefit from possession of the Partnership’s assets, as  well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “Description of Current

Charges” for a discussion of other business dealings between MLAI affiliates and the Partnership.

(c)           Indebtedness of Management:

The Partnership is prohibited from making any loans to management or otherwise.

(d)           Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with  the audit of the Partnership’s financial statements as of and for the year ended December 31, 2005 were $21,500.

Aggregate fees billed for these services for the year ended December 31, 2004 were $19,000.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2005 or 2004 related to the Partnership.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2005 were $68,000.

Aggregate fees billed for these services for the year ended December 31, 2004 were $27,500.

(d)                                 All Other Fees

No fees were billed by Deloitte & Touche LLP or Deloitte Tax LLP or any member firms of Deloitte Touche Tohmatsu, and their respective affiliates during the years ended December 31, 2005 or 2004 for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of the performance of such services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

1.             Financial Statements:

2.             Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.             Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

2.01	Amended and Restated Agreement and Plan of Merger of certain Limited Partnerships with and into ML Futures Investment L.P.

Exhibit 2.01	Is incorporated herein by reference from Exhibit 2.01 contained in the Registrant’s report on Form 10-K for the year ended December 31, 2003.

3.01(i)	Amended and Restated Certificate of Limited Partnership of the Registrant, dated July 27, 1995.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(d) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

3.01(ii)	Limited Partnership Agreement of the Partnership.

Exhibit 3.01(ii):

Is incorporated herein by reference from Exhibit 3.01(a) contained in Amendment No. 1 (as Exhibit A) to the Registration Statement (File No. 33-34432) filed on May 25, 1990 on Form S-1 under the Securities Act of 1933 (the “Registrant’s Registration Statement”).

10.01(o)	Form of Advisory Agreement between the Partnership, MLIM LLC, MLPF&S and each Advisor.

Exhibit 10.01(o):	Is incorporated herein by reference from Exhibit 10.01(o) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02(a)	Form of Consulting Agreement between each Advisor of the Partnership and MLPF&S.

Exhibit 10.02(a):	Is incorporated herein by reference from Exhibit 10.02(a) contained in the Registrant’s Registration Statement.

10.03(a)	Form of Customer Agreement between the Partnership and MLPF&S.

Exhibit 10.03(a):	Is incorporated herein by reference from Exhibit 10.03(a) contained in the Registrant’s Registration Statement.

10.06	Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank, MLIM LLC, MLPF&S and the Partnership.

Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

10.07(a)	Form of Advisory and Consulting Agreement Amendment among MLAI, each Advisor, the Partnership and MLPF&S.

Exhibit 10.07(a):	Is incorporated herein by reference from Exhibit 10.07(a) contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

10.07(b)	Form of Amendment to the Customer Agreement among the Partnership and MLPF&S.

Exhibit 10.07(b):	Is incorporated herein by reference from Exhibit 10.07(b) contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

13.01	2005 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

13.01	2005 Annual Report and Independent Registered Public Accounting Firm report for the following Trading Limited Liability Company sponsored by MLAI:
Global Horizons I L.P.

Exhibit 13.01(a):	Is filed herewith.

28.01	Prospectus of the Partnership dated June 1, 1990.

Exhibit 28.01:	Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933 (File No. 33-34432) filed on June 7, 1990.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibits 31.01 and 31.02	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibits 32.01 and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML FUTURES INVESTMENTS L.P.

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
General Partner

By:	/s/Robert M. Alderman
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Robert M. Alderman	Chief Executive Officer, President and Manager	March 31, 2006
Robert M. Alderman	(Principal Executive Officer)

/s/Steven B. Olgin	Vice President, Chief Operating Officer and Manager	March 31, 2006
Steven B. Olgin

/s/Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer	March 31, 2006
Michael L. Pungello	(Principal Financial and Accounting Officer)

/s/Jeffrey F. Chandor	Manager	March 31, 2006
Jeffrey F. Chandor

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC

General Partner of Registrant	March 31, 2006

By:	/s/Robert M. Alderman

Robert M. Alderman

Chief Executive Officer, President and Manager

(Principal Executive Officer)

ML FUTURES INVESTMENTS L.P.

2005 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01 2003	2005 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.01(a)	2005 Annual Report and Report of Independent Registered Public Accounting Firm for the following Trading Limited Liability Company sponsored by MLAI:
Global Horizons I L.P.