Form 10-Q
period 2006-06-30
ML FUTURES INVESTMENTS LP
filed 2006-08-14
CIK 835666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

ML FUTURES INVESTMENTS L.P.

QUARTERLY REPORT FOR JUNE 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML FUTURES INVESTMENTS L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Investment in Global Horizons	$39,539,875	$39,887,435
Receivable from Global Horizons	328,448	315,015

TOTAL ASSETS	$39,868,323	$40,202,450

LIABILITY AND PARTNERS’ CAPITAL
LIABILITY:
Redemptions payable	$328,448	$315,015

PARTNERS’ CAPITAL:
General Partner (391,667 and 441,484 Units)	422,864	454,109
Limited Partners (36,231,577 and 38,337,375 Units)	39,117,011	39,433,326

Total partners’ capital	39,539,875	39,887,435

TOTAL LIABILITY AND PARTNERS’ CAPITAL	$39,868,323	$40,202,450

NET ASSET VALUE PER UNIT

(Based on 36,623,244 and 38,778,859 Units outstanding)	$1.0796	$1.0286

See notes to financial statements.

ML FUTURES INVESTMENTS L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
TRADING PROFITS (LOSSES):

Realized	$1,811,099	$(411,116)	$3,143,747	$(455,190)
Change in unrealized	(434,436)	254,944	(151,427)	(49,245)

Total trading profits (losses)	1,376,663	(156,172)	2,992,320	(504,435)

INVESTMENT INCOME:
Interest	479,348	283,829	905,132	545,803

EXPENSES:
Brokerage commissions	829,951	870,095	1,649,446	1,765,058
Administrative fees	24,410	25,590	48,513	51,913
Profit shares	189,756	63,527	254,166	172,457

Total expenses	1,044,117	959,212	1,952,125	1,989,428

NET INVESTMENT LOSS	(564,769)	(675,383)	(1,046,993)	(1,443,625)

NET INCOME (LOSS)	$811,894	$(831,555)	$1,945,327	$(1,948,060)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	36,947,199	41,168,536	37,406,804	41,666,735

Net income (loss) per weighted average Limited Partner and General Partner Unit	$0.0220	$(0.0202)	$0.0520	$(0.0468)

Substantially all items of income and expense are derived from the investment in Global Horizons.

See notes to financial statements.

ML FUTURES INVESTMENTS L.P.

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(unaudited)

	Units	General Partner	Limited Partners	Total
PARTNERS’ CAPITAL, December 31, 2004	43,347,792	$547,516	$46,329,025	$46,876,541

Net loss	—	(21,490)	(1,926,570)	(1,948,060)

Redemptions	(2,616,940)	(68,518)	(2,651,091)	(2,719,609)

PARTNERS’ CAPITAL, June 30, 2005	40,730,852	$457,508	$41,751,364	$42,208,872

PARTNERS’ CAPITAL, December 31, 2005	38,778,859	$454,109	$39,433,326	$39,887,435

Net income	—	21,033	1,924,294	1,945,327

Redemptions	(2,155,615)	(52,278)	(2,240,609)	(2,292,887)

PARTNERS’ CAPITAL, June 30, 2006	36,623,244	$422,864	$39,117,011	$39,539,875

See notes to financial statements.

ML FUTURES INVESTMENTS L.P.

(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Futures Investments L.P. (the “Partnership”) as of June 30, 2006, and the results of its operations for the three and six month periods ended June 30, 2006 and 2005.  The operating results for the interim periods may not be indicative of the results for the full year.

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

2.       INVESTMENTS

As of June 30, 2006 and December 31, 2005 the Partnership had an investment in Global Horizons I L.P. (“Global Horizons”) of $39,539,875 and $39,887,435, respectively.  As of June 30, 2006 and December 31, 2005 the Partnership’s percentage ownership share of Global Horizons was 15.38% and 14.85%, respectively.

Condensed statements of financial condition and statements of operations for Global Horizons are set forth as follows:

	June 30,	December 31,
	2006	2005
	(unaudited)

Assets	$264,317,035	$280,475,255

Liabilities	$7,247,046	$11,889,388
Partners’ Capital	257,069,989	268,585,867

Total	$264,317,035	$280,475,255

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Trading profits and interest income	$12,244,345	$1,418,150	$25,799,272	$1,581,916

Expenses	6,167,732	5,061,337	11,574,938	9,895,857

Net income (loss)	$6,076,613	$(3,643,187)	$14,224,334	$(8,313,941)

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership invests indirectly in derivative instruments as a result of its investment in Global Horizons, but does not itself hold any derivative instrument positions. The nature of this Partnership has certain risks, which cannot all be presented in the financial statements.  The following summarizes some of those risks resulting from its investment in Global Horizons.

Market Risk

Derivative financial instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently results in changes in the Partnership’s allocation of net unrealized profit(loss) on such derivative instruments as reflected in the Statements of Financial Condition of Global Horizons.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by Global Horizons, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

The general partner, Merrill Lynch Alternative Investements (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by MLAI, as the General Partner of Global Horizons, calculating the Net Asset Value of the Advisors’ respective Partnership accounts and Global Horizons accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis.  While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Advisors to reallocate positions, or itself reallocate Partnership assets, through Global Horizons, among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations.  However, such interventions are unusual.  Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLAI’s basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

Item 2:          Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	JAN.	FEB.	MAR.	APR.	MAY	JUN.
2005	$1.0435	$1.0538	$1.0557	$1.0242	$1.0249	$1.0363
2006	$1.0494	$1.0405	$1.0581	$1.0918	$1.0864	$1.0796

Performance Summary

January 1, 2006 to June 30, 2006

All of the Partnership’s assets are invested in Global Horizons.  The Partnership recognizes trading profits or losses as an investor in Global Horizons.  The following commentary describes the trading results of Global Horizons.

January 1, 2006 to March 31, 2006

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

April 1, 2006 to June 30, 2006

The Partnership posted a gain for the second quarter.  Gains in interest rates, metals, currencies, and energy sectors outweighed losses experienced in the stock indices and agricultural sectors.

The largest gains were posted in the interest rate sector. Performance was driven in the fixed income sector through short positions to global interest rates, specifically short positions to U.K. gilts and German bunds. Short positions to the Euro also contributed to speculation that the European Central Bank would raise rates throughout the year. Short exposures to global interest rates, particularly Japan and Europe, slightly detracted from gains mid-quarter as global bond prices rallied. Short fixed income positions benefited, particularly short exposures to European rates, to the U.S. ten-year and to short end of the Eurodollar.

The metals sector posted significant gains for the Partnership early in the quarter as gold rallied above $650 per ounce and copper rallied on strong global growth, particularly booming demand from China and potential mining disruptions. Silver also contributed based on speculation that Barclays bank would offer a Silver Exchange Traded Fund (ETF). Long positions in base metals, such as nickel and aluminum also contributed to profits.

Trading in the currencies sector also posted a gain for the Partnership despite losses realized at quarter end. Long positions in the British pound and the Canadian dollar contributed to performance, while exposures to the Australian dollar and Euro slightly detracted. The U.S. dollar fell based on narrowing interest rate differentials and anticipation that the U.S. Federal Reserve would soon end its rate hike cycle. The U.S. dollar also declined against both the Euro and Japanese yen as the market participants expected rate increases to occur at a quicker pace in Europe and Japan than in the U.S. Losses later in the quarter resulted from short positions to the U.S. dollar versus the British pound and the Canadian dollar.

The energy sector posted moderate gains for the quarter. Long positions held in unleaded gas rallied and crude oil increased above $75 a barrel based on geopolitical uncertainty. Energy was then flat through mid-quarter as prices retreated off recent highs. Long positions to crude oil continued to contribute, while short positions to natural gas detracted as prices spiked.

Trading in the stock indices sector contributed to losses despite small gains at the open of the quarter. Throughout the quarter, global equity volatility remained high, driven by pending Federal Open Market Committee (FOMC) decision that occurred late in the quarter. Long equity positions, primarily exposures to the Australian and U.S. markets, profited as markets rallied early in the quarter. These gains were later taken back as the markets declined sharply as it became apparent that additional U.S. rate hikes would occur. Losses continued as managers reduced their long positions as global markets sold off.

The agricultural commodities sector had losses throughout the quarter. Short positions to cotton profited as prices sold off. However, small losses occurred across other markets due to choppy conditions. Exposures to corn, cattle, and sugar added losses. Long positions to corn and wheat declined as prices sold off based on weather and harvest expectations.

January 1, 2005 to June 30, 2005

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

Trading in interest rates posted gains for the Partnership, despite losses early in the quarter. The Partnership benefited from long positions in the ten-year German bund.  The long positions held by the Partnership in European and Japanese government bonds contributed to gains as well.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

MLAI, the General Partner of ML Futures Investments L.P., with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

Neither the Partnership, Merrill Lynch Investment Managers LLC (“MLIM LLC”) nor MLAI have ever been the subject of any material litigation.  Merrill Lynch is the 100% indirect owner of MLAI, MLIM LLC, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership.  Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities.  Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM LLC, MLAI or the Partnership.

Item 2.                    Changes in Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

(d) None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

Item 5.                    Other Information

None.

Item 5a.                  Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities:

Not applicable

Item 6.                    Exhibits

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

ML FUTURES INVESTMENTS L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2006
	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)