Form 10-Q
period 2006-09-30
BLACK ROCK FUTURES INVESTMENTS LP
filed 2006-11-14
CIK 835666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES             EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

                                     OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 33-22864

BLACKROCK FUTURES INVESTMENTS L.P.

(Exact Name of Registrant as specified in its charter)

Delaware	36-3590615
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o BlackRock Investment Management, LLC

Princeton Corporate Campus

800 Scudders Mill Road -  Section 1B

Plainsboro, New Jersey 08536

(Address of principal executive offices)

(Zip Code)

609-282-6996

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act

Yes  ☐No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐No  ☒

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

Yes  ☐  No  ☒

BLACKROCK FUTURES INVESTMENTS L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2006 ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

BLACKROCK FUTURES INVESTMENTS L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Investment in Global Horizons	$36,089,411	$39,887,435
Receivable from Global Horizons	1,035,594	315,015

TOTAL ASSETS	$37,125,005	$40,202,450

LIABILITY AND PARTNERS’ CAPITAL LIABILITY:
Redemptions payable	$1,035,594	$315,015

PARTNERS’ CAPITAL:
General Partner (369,895 and 441,484 Units)	380,303	454,109
Limited Partners (34,732,199 and 38,337,375 Units)	35,709,108	39,433,326

Total partners’ capital	36,089,411	39,887,435

TOTAL LIABILITY AND PARTNERS' CAPITAL	$37,125,005	$40,202,450

NET ASSET VALUE PER UNIT

(Based on 35,102,094 and 38,778,859 Units outstanding)	$1.0281	$1.0286

See notes to financial statements.

BLACKROCK FUTURES INVESTMENTS L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
TRADING PROFITS (LOSSES):

Realized	$(1,552,602)	$215,580	$1,591,145	$(239,610)
Change in unrealized	(36,518)	(38,721)	(187,945)	(87,966)

Total trading profits (losses)	(1,589,120)	176,859	1,403,200	(327,576)

INVESTMENT INCOME
Interest	490,023	373,580	1,395,155	919,383

EXPENSES:
Brokerage commissions	795,463	852,682	2,444,909	2,617,740
Administrative fees	23,396	25,079	71,909	76,992
Profit shares	(39,116)	2,479	215,050	174,936

Total expenses	779,743	880,240	2,731,868	2,869,668

NET INVESTMENT LOSS	(289,720)	(506,660)	(1,336,713)	(1,950,285)

NET INCOME (LOSS)	$(1,878,840)	$(329,801)	$66,487	$(2,277,861)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partners Units outstanding	35,884,978	39,984,177	36,899,529	40,988,150

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(0.0524)	$(0.0082)	$0.0018	$(0.0556)

Substantially all items of income and expense are derived from the investment in Global Horizons.

See notes to financial statements.

BLACKROCK FUTURES INVESTMENTS L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(unaudited)

	Units	General Partner	Limited Partners	Total
PARTNERS’ CAPITAL, December 31, 2004	43,347,792	$547,516	$46,329,025	$46,876,541

Net loss	—	(25,019)	(2,252,842)	(2,277,861)

Redemptions	(3,638,040)	(68,518)	(3,696,980)	(3,765,498)

PARTNERS’ CAPITAL, September 30, 2005	39,709,752	$453,979	$40,379,203	$40,833,182

PARTNERS’ CAPITAL, December 31, 2005	38,778,859	$454,109	$39,433,326	$39,887,435

Net income	—	980	65,507	66,487

Redemptions	(3,676,765)	(74,786)	(3,789,725)	(3,864,511)

PARTNERS’ CAPITAL, September 30, 2006	35,102,094	$380,303	$35,709,108	$36,089,411

See notes to financial statements.

BLACKROCK FUTURES INVESTMENTS L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of BlackRock Futures Investments L.P. (the “Partnership”) as of September 30, 2006, and the results of its operations for the three and nine month periods ended September 30, 2006 and 2005.  The operating results for the interim periods may not be indicative of the results for the full year.

As of September 29, 2006, the Partnership’s general partner became BlackRock Investment Management, LLC (“BlackRock”).  The former general partner was Merrill Lynch Alternative Investments (“MLAI”).  Until September 29, 2006, MLAI was a wholly-owned subsidiary of Merrill Lynch Investment Managers LP (“MLIM”), which in turn was indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  On September 29, 2006 Merrill Lynch and BlackRock, Inc. merged the asset management business of MLIM and BlackRock Inc. to create a new independent asset management company.  This resulted in BlackRock becoming the general partner of the Partnership. At the same time, the Partnership’s name was changed from ML Futures Investments L.P. to BlackRock Futures Investments L.P.   The partnership’s principal investment also changed its name from Global Horizons I L.P. to BlackRock Global Horizons I L.P. (formerly Global Horizons I L.P.).  No changes have occurred to the Partnership’s investment objective or to the Partnership’s structure as a result of these changes.

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

2.      INVESTMENTS

As of September 30, 2006 and December 31, 2005 the Partnership had an investment in BlackRock Global Horizons I L.P. (“Global Horizons”), (formerly Global Horizons I L.P.), of $36,089,411 and $39,887,435, respectively.  As of September 30, 2006 and December 31, 2005 the Partnership’s percentage ownership share of Global Horizons was 15.23% and 14.85%, respectively.

Condensed statements of financial condition and statements of operations for Global Horizons are set forth as follows:

	September 30,	December 31,
	2006	2005
	(unaudited)

Assets	$244,020,536	$280,475,255

Liabilities	$7,050,485	$11,889,388
Partners' Capital	236,970,051	268,585,867

Total Liabilities and Partner's Capital
	$244,020,536	$280,475,255

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Trading Profits (Losses) and Interest Income	$(7,213,610)	$3,831,311	$18,585,662	$5,413,227

Expenses	4,600,423	4,903,366	16,175,361	14,799,223

Net Income (Loss)	$(11,814,033)	$(1,072,055)	$2,410,301	$(9,385,996)

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

Market Risk

Derivative financial instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently results in changes in the Partnership’s allocation of net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition of Global Horizons.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by Global Horizons, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

BlackRock has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the trading advisors (“Advisors”), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) for over-concentrations.  While

BlackRock does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, BlackRock may urge the Advisors to reallocate positions in an attempt to avoid over-concentrations.  Except in cases in which it appears that the Advisors have begun to deviate from past practice or trading policies or to be trading erratically, BlackRock’s basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Advisors themselves.  Prior to September 29, 2006, these procedures were performed by MLAI.

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

4.      RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The impact on the Partnership financial statements, if any, is currently being assessed.

In September 2006, the SEC staff also issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The Partnership has assessed the impact of SAB 108 on its financial statements and does not expect the impact of adoption to be material to its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership is currently evaluating the impact of adopting FAS 157 on its financial statements.

5.                  SUBSEQUENT EVENT

Effective October 1, 2006, Edward Rzeszowski and Michael Pungello were appointed the President and Chief Financial Officer, respectively of the Partnership.

Item 2:                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	JAN.	FEB.	MAR.	APR.	MAY	JUN.	JUL.	AUG.	SEP.
2005	$1.0435	$1.0538	$1.0557	$1.0242	$1.0249	$1.0363	$1.0179	$1.0315	$1.0283
2006	$1.0494	$1.0405	$1.0581	$1.0918	$1.0864	$1.0796	$1.0605	$1.0338	$1.0281

Performance Summary

All of the Partnership’s assets are invested in Global Horizons.  The Partnership recognizes trading profits or losses as an investor in Global Horizons.  The following commentary describes the trading results of Global Horizons.

January 1, 2006 to September 30, 2006

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

July 1, 2006 to September 30, 2006

The Partnership posted a trading loss for the third quarter. There were slight gains trading in the stock indices sector, however there were losses posted in metals, agriculture, currencies, energy, and interest rates sectors.

Gains were posted in the stock indices sector. Equity indices were volatile and trendless toward the beginning of the quarter. This led to small losses, primarily in long exposures to the German and U.S. markets. Around mid-quarter, global equities indices rallied on news that tensions in the Middle East were abating, energy prices were coming down, the U.S. Federal Reserve would continue to pause increases in Federal Funds rate, and the U.S. economy continued to show improvements. Short positions mid-quarter led to losses while long positions only slightly detracted. Equities surged in the latter part of the quarter benefiting from an improved housing report showing that new home sales rose in August from a 3-year low. An unexpected rebound in the U.S. consumer confidence further supported performance. This allowed the sector to post a gain for the quarter and erased earlier losses.

The metals sector posted moderate losses for the Partnership despite being up early in the quarter. Significant exposure to nickel and gold led to early gains. Base metals made headway, despite low trading volumes. Gold rallied as investors sought a safe-haven investment. Later, losses were incurred through short positions to silver as it rose to its highest price since May. The sector made ground through long positions in nickel as it rose because of a shortage of metal used in stainless steel and increased global demand. Towards quarter end metals detracted from performance. Long exposures across the sector, which suffered waves of selling as signs of inflation and the health of the U.S. economy tapered off, resulted in negative returns. Copper prices fell on news of the slowing economy and gold was down 21% from a 26-year high set in May as risk of accelerating inflation eased.

Trading in agricultural commodities also posted a loss for the Partnership due to early losses which tapered off by quarter end. Cocoa detracted from performance as it retreated from its upward trend and reversed significantly as market participants thought recent highs were based merely on speculative buying, rather than on supply and demand conditions. U.S. soybean and corn crops improved as rains relieved stress caused by weeks of dry weather. These gains were mitigated through short positions in hogs and cattle and long exposures to the grain complex. Later in the quarter the sector was essentially flat as losses in a short corn position were offset by profits from a short sugar trade. Corn and soybean prices rose over 13% for the month of September, the most since December 2005, due to rainy weather in the U.S. Midwest. Sugar, the best-performing commodity in 2005, has dropped 44% since February 3rd as production expands in Brazil and India, the world’s biggest cane growers.

The currencies sector posted a loss for the quarter. Slower growth reversed the chance of a rate hike in the U.S., which negatively impacted the U.S. dollar. Long positions to the Japanese yen and Canadian dollar detracted. A short position in the British pound was the worst performer as the British pound touched a 14th month high vs. the Euro on anticipation the interest rate gap between the U.K. and the Euro region will widen. The British pound also gained against the U.S. dollar on speculation the interest-rate gap between Britain and the U.S. will narrow.

Trading in the energy sector contributed further losses to the Partnership. Crude oil futures rose sharply early in the quarter under the fear that fighting would spread throughout the Middle East, but later sold-off causing small losses. Natural gas, also rallied early as demand for electricity spiked during the heat wave in the U.S. Losses were later incurred as both crude oil and natural gas reversed the strengthening trend that existed earlier. Crude oil was down due to the end of the driving season and decreased tensions with Iran. Natural gas plummeted as mild weather reduced demand for the fuel from power generators. Nearing quarter end the sector losses continued through long positions to crude oil and gas oil. Crude oil declined on concerns that supplies increased and signs that the standoff with Iran over its nuclear program may be nearing resolution.

The interest rates sector was the worst performing sector with losses throughout the quarter. The beginning of the quarter proved to be a difficult environment for the Partnership as speculation over the U.S. interest rate policy and geo-political events created an environment of heightened volatility and a reversal of some larger long term trends. Fixed income markets rallied on expectations that further rate hikes would be put on hold as the U.S. economy slowed. This reversed the downward trend in the sector, resulting in losses through exposures to global interest rates. Treasury yields declined on speculation the U.S. Federal Reserves’ previous rate increases will prove so damaging to the housing market that the economic growth will slow more sharply than expected. Poor performance was also seen through short positions to the U.S. 5 and 10 year Notes and to the 30 year Treasury bond.

One of the Trading Advisors, Bridgewater, was removed from Global Horizons as of September 20, 2006. Bridgewater has recently started an initiative to close the majority of their managed accounts in order to remain less transparent to the marketplace. Bridgewater was replaced with Cornerstone Quantitative Investment Group’s International Value and Real Commodity Analysis programs. The program utilizes a systematic approach to trading both financial and physical futures markets. Multiple fundamental factors are used to forecast a markets expected return, which determines a markets’ long or short exposure.

January 1, 2005 to September 30, 2005

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

In August, large gains posted in the energy sector attributed to the majority of the Partnership’s profits.  Long energy positions in the entire energy complex, as well as a rally in the energy sector due to Hurricane Katrina attributed to those gains.

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

Item 3.                                     Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.                                     Controls and Procedures

BlackRock, the General Partner of BlackRock Global Horizons I L.P., with the participation of the Partnership’s Chief Principal Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.

On September 29, 2006, Merrill Lynch & Co., Inc. (“ML & Co.”) combined (the “Transaction”) various ML & Co. asset management subsidiaries with BlackRock, Inc. (“Old BlackRock”) to form a new asset management company (“BlackRock”).  Under the Transaction agreement, among other things, ML & Co. contributed the entities and assets that constitute Merrill Lynch Investment Managers to form BlackRock.

As part of the Transaction, Merrill Lynch Investment Managers LLC, which is registered with National Futures Association (“NFA”) as a commodity pool operator was transferred to BlackRock and changed its name to BlackRock Investment Management, LLC.  Immediately prior to the closing of the Transaction, the Registrant’s investment management arrangements were assigned from Merrill Lynch Alternative Investments, LLC (“MLAI”) to Merrill Lynch Investment Managers, LLC.  Therefore, since the closing of the Transaction, the Registrant has been managed by BlackRock Investment Management, LLC (“BRIM”) which replaced Merrill Lynch Alternative Investments, LLC as the general partner of the Registrant.  The terms of the Registrant’s investment management arrangement, and of an investment in the Registrant, have not been and will not otherwise be changed.

Other than the Transaction, which is described above, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Partnership nor BlackRock have ever been the subject of any material litigation.

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

BLACKROCK FUTURES INVESTMENTS L.P.

By: BLACKROCK INVESTMENT MANAGEMENT, LLC
(General Partner)

Date: November 14, 2006	By	/s/ EDWARD RZESZOWSKI
Edward Rzeszowski
President
(Principal Executive Officer)

Date: November 14, 2006	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Chief Financial Officer
(Principal Financial and Accounting Officer)